Form 10KSB
period 2000-03-31
INTERNET INFINITY INC
filed 2000-07-11
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-27633

                             INTERNET INFINITY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                       0-27633               95-4679342
-------------------------------       --------------      ----------------------
(State or other jurisdiction of       (SEC File No.)        (I.R.S.  Employer
 incorporation or organization)                           Identification Number)






                3303 Harbor Boulevard, K-5, Costa Mesa, CA 92626
                ------------------------------------------------
                    (Address of principal executive offices)

                                  310-318-2244
                           ---------------------------
                           (Issuer's Telephone Number)



Securities to be registered under Section 12(b) of the Act:


     Title of each class                      Name of each exchange on which
     to be so registered                      each class is to be registered
     -------------------                      ------------------------------
           None                                            None


Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)


        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $1,424,525

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $992,625 computed by reference to the $0.375 average of the bid and asked price of the Company's Common Stock on June 26, 2000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,373,196 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

        Transitional Small Business Disclosure Format (check one):  Yes[ ] No[X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Item 1.  Description of Business ..........................................   1

Item 2.  Description of Properties ........................................   9

Item 3.  Legal Proceedings ................................................   9

Item 4.  Submission of Matters to a Vote of
               Security Holders ...........................................   9

Item 5.  Market for Common Equity and Related
               Stockholder Matters ........................................  10

Item 6.  Management's Discussion and Analysis .............................  12

Item 7.  Financial Statements .............................................  16

Item 9.  Directors, Executive Officers and Control Persons ................  17

Item 10.  Executive Compensation ..........................................  19

Item 11.  Security Ownership of Certain Beneficial Owners and
               Management .................................................  20

Item 12.  Certain Relationships and Related Transactions ..................  21

Item 13.  Exhibits and Reports on Form 8-K.................................  25

Signatures ................................................................  26

ITEM 1. DESCRIPTION OF BUSINESS

        Internet Infinity, Inc. (the "Company") was incorporated on October 27, 1995 in the State of Delaware. We raised $375,000 under Rule 504 in a non-registered public offering of our common stock during the period August 1996 through July 1997. We conduct our business from our sales headquarters office in Costa Mesa, California. We first had revenues from operations in 1996.

        Our initial focus was on selling Internet software. However, by late 1996 we began experiencing significant product returns from our software sales. Sam=s Club returned $237,000 of a $257,000 single order of a new Internet Access program. Sam=s Club=s reason for the return was a lack of retail sales for this type of product caused by competitors' low- or free-of-cost browser and other Internet utility programs. By early 1997 our software sales were slipping toward zero and Internet Infinity had to find an alternative revenue opportunity to survive.

        We first turned our attention and efforts to selling electronic media duplication and packaging services offered by an unaffiliated company, Video Magnetics, LLC. Internet Infinity had experience with videotape duplication and CD-ROM from prior sales of our special interest video programs and Internet software programs. In addition, the growing digital media market offered compatible alternative electronic media opportunities to Internet Infinity. One of Internet Infinity=s early software packages for the retail market included a combination of CD and access to the Internet. The 70-year-old owner of Video Magnetics had primarily sold, to small local companies, video tape duplication services, CD-ROM duplication services, new low quality and used blank video tapes, video tape packaging supplies and used video tape duplication equipment. In December 1996, the owner of Video Magnetics said he wanted to get rid of the business and retire as soon as possible. He advised Internet Infinity that he believed a new owner would not want to continue the distribution arrangement Video Magnetics had with Internet Infinity. Therefore, the only way to guarantee Internet Infinity's right to distribute the products and retain the existing customer base that came from Video Magnetics was to acquire Video Magnetics. Accordingly, George Morris, our chief executive officer and a director with his wife, Dawn Morris, the controlling shareholders of our company, through another company, L&M Media, Inc., in which they have had a 98 percent ownership for over ten years, bought Video Magnetics' business in early 1997. If the Morrises had not acquired Video Magnetics, the sales to existing Video Magnetics customers that had been turned over by Video Magnetics to Internet Infinity and the availability of Video Magnetics' low-cost, in-house manufacturing facilities would probably have been lost to any other new owner of Video Magnetics.

        L&M Media, Inc., the acquirer of Video Magnetics' business, had produced and created special interest video programs, such as how-to sports, home, auto and business training.

        On December 1, 1998, Apple Media Corporation, a wholly owned subsidiary of L&M Media, Inc., assumed all responsibility for business operations of the former Video Magnetics, Inc. Apple Media focuses on the manufacturing and duplication of video, CD and related products. Apple Media Corporation, as a wholly-owned subsidiary of L&M Media, Inc. is indirectly 98 percent owned by George and Dawn Morris since George and Dawn Morris own 98 percent of L&M Media, Inc.

        Apple Media Corporation is the major supplier of products to Internet Infinity and its subsidiaries. It provides blank video, video packaging supplies and duplication of video and CD Media on credit terms as needed by Internet Infinity and its subsidiaries.

        At the time we acquired Video Magnetics we also added to the Internet Infinity business the distribution of better quality blank videotapes, recordable compact discs ("CDRs") and pre-recorded video programs on numerous subjects. L&M Media, Inc. and its wholly-owned subsidiary Apple Media Corporation, source new suppliers of electronic media materials and components at the annual industry "Replitech Exposition" and through the industry trade publication "Tape & Disk Business." In addition, we continuously check supplier prices and request price competition between suppliers. The business rationale is to increase Internet Infinity sales with more products and services. The licensed, pre-recorded video programs are owned by L&M Media, Inc., an affiliated company 98 percent owned by George and Dawn Morris. Internet Infinity contacts school distributors by telephone to offer these licensed programs. Program subjects include "how-to" for various sports, cooking, home and auto repair, lawn and garden, crafts, business success and computer software training.

        In July 1997 we started to accumulate the distribution rights to twenty-five Health and Medical video programs owned by L&M Media, Inc., which is 98 percent owned by George and Dawn Morris, the controlling shareholders and officers and directors of Internet Infinity. Acquiring distribution rights from L&M Media for the first five programs in July 1997 was a starting point for Internet Infinity to work with the business possibilities of developing an on-line Internet health and medical library. In order, to control the rights to all the programs currently available from L&M Media and stop L&M Media from granting the distribution rights to another company. Internet Infinity agreed to acquire the distribution rights from L&M Media for the remaining twenty completed health and medical programs in February 1998. In early 1999 we purchased, from L&M Media and from Hollywood Riviera Studio, the distribution rights to five video modules on Personal and Sales Skill Development. Hollywood Riviera Studios is the "dab" of Apple Realty, Inc., which is 100 percent owned by George and Dawn Morris, the controlling shareholders and principal officers and directors of Internet Infinity. We propose to commence the marketing of the programs and the Personal and Sales Skill Development video modules at the end of calendar year 2000. The marketing of the Health and Medical video has been delayed until a suitable and profitable use can be located with a partner. Ideally, a partner would have an interest in preparing and selling short one to five minute video segments as content for traffic building on web sites. At this time no such use or partner has been identified for the programs. However, Internet Infinity is retaining a part-time consultant as of April 2000 to work with the development of the Health and Medical library. The five modules of the Personal and Sales Skill Development are: The need/benefit approach to making friends and selling more, Identifying the problem, Developing the need, Dealing with doubts and objections, Closing for the order.

        The first "Internet Infinity Business to Business" web site www.mlmhub.com has been launched in March 2000 and it plans to begin sales of our Personal and Sales Skill Development product by December 2000. This new B2B site focuses on persons with an interest in the direct selling profession. It includes a "direct selling" store with business success books, audiotape programs, videotape programs, blank videotape and CD, and video tape duplication services. In addition, the MLMHUB site plans to provide information gathered from news media and research for the visitor interested in direct selling by the

December 2000. The funding to expand this site is coming from the operating profit of Internet Infinity and from loans of approximately $50,000 from George Morris, the President of Internet Infinity.

Business of Internet Infinity

        Internet Infinity

        * distributes electronic media duplication services and electronic blank media;

        *   distributes prerecorded special interest video programs;

        *   distributes  Internet  web  site services and CD authoring services;
            and

        * operates a business-to-business community web site for direct sales professionals.


        Products

        We have four principal products and services:

        *   electronic media duplication and packaging services of three types -

            *   mini-CD Business cards,

            *   CD - compact disks, and

            *   video tape;

        *   blank media of two types -

            *   video tape, and

            *   CDR B Recordable Compact Disc;

        *   pre-recorded special interest video programs of six types -

            *   personal development knowledge and skill development; and

            *   computer training,

            *   health and medical,

            *   sports and exercise training,

            *   children's crafts,

            *   home and auto repair, and

        *   Internet site development and marketing support in two areas -

            *   non-affiliated clients of Internet Infinity, and

            *   subsidiaries of Internet Infinity.

        Suppliers and Sub-Contractors
        -----------------------------

        Our duplication services and blank media product orders are manufactured and fulfilled by an affiliated company, Apple Media Corporation, at a cost of 80 percent of the total invoice amount billed by us to a customer including shipping. Apple Media Corporation is a wholly-owned subsidiary of L&M Media, Inc., which is 98 percent owned by George and Dawn Morris, the controlling shareholders, officers and directors of Internet Infinity. Apple Media is solely responsible for equipment leases, raw materials and components, manufacturing, sub-contractors, packaging and shipping labor, management and physical plant overhead. We, through our Electronic Media Central Corporation wholly owned subsidiary, are responsible for sales force compensation, direct sales and accounting clerical support and executive management out of our 20 percent of the invoice discount amount. In addition, Apple Media Corporation also provides, at a cost of $900 a month or $10,800 for the twelve-month fiscal year ended March 31, 2000, office facilities, telephone, and utilities to our sales and management staff. The $10,800 is an allowance included in the 80% cost of goods paid by Electronic Media Central to Apple Media Corporation.

        Our prerecorded video programs are manufactured, duplicated and shipped by Apple Media at a cost of 20 percent of the total invoice amount billed by us to a customer for all costs including shipping. There is a significantly lower percentage cost of goods and higher percentage gross profit margin for the pre-recorded programs versus blank media or duplications services. This difference allows our Morris & Associates wholly owned subsidiary to retain the remaining 80 percent of the sales revenue. Morris & Associates is responsible for sales force compensation, direct sales and accounting clerical support, executive management and product packaging out of its 80 percent. Morris & Associates also pays a licensing royalty fee of between 10 percent to 20 percent of the gross sales dollars to L&M Media, Inc. which owns the programs. However, the 80 percent gross margin after cost of goods less royalties of 10 percent to 20 percent generates a net profit of 60 percent to 70 percent on sales of the programs licensed from L&M Media.

        Internet Infinity has a non-exclusive distribution license Agreement from L&M Media for approximately 200 special interest video programs that automatically renews each year on August 1 until terminated by either party without cause with thirty days written notice. Termination by either L&M Media or Internet Infinity would result in a loss of revenue to Internet Infinity. Sales for the twelve-month period ended March 31, 2000 were $49,549 down 44.9 percent from $89,959 for the twelve-month period ended March 31, 1999. Internet Infinity is planning to re-introduce the 200 special interest video programs through a partner with a low cost Abudget - ($2.95-$3.95 retail) line in an attempt to increase sales. There is no way to determine when and if such a partner will be found. Internet Infinity also holds exclusive distribution licenses from L&M Media for 25 programs on Health and Medicine and from L&M Media and Hollywood Riviera Studios for five modules of Personal and Sales Skill Development programs. Any royalties owed by Internet Infinity to L&M Media from sales of the 200 special interest programs may be applied to the balance due on the stock subscription agreements between Internet Infinity, L&M Media and Hollywood Riviera Studios that are associated with both the Health and Medical and the Personal Sales Skills Development program rights obtained from L&M Media and Hollywood Riviera Studios. The Personal Sales Skills Development programs were originally developed by L&M Media but were refined and improved by Hollywood Riviera Studios. L&M Media and Hollywood Riviera Studios share in all royalties earned by the five Personal Sales Skills Development programs. L&M Media, Inc. is 98 percent owned by George and Dawn Morris, the controlling shareholders of Internet Infinity and its principal officers and directors. Hollywood Riviera Studios is 100 percent owned by George and Dawn Morris. Therefore, with the pooling of earned royalties owed to L&M Media, Internet Infinity is not required to use cash for royalty payments to L&M Media until all the stock subscription agreements are completely paid by L&M Media and Hollywood Riviera Studios.

        Our Internet design and marketing services delivered to nonaffiliated customers have declined since first introduced in 1996 due to low cost and free services offered by competitive Internet service providers. The increased competition for the creation of smaller Web sites that led to lower prices for these services and the reduction of the Internet Infinity staff in this area due to a cash shortage caused Internet Infinity to reduce its offerings of Internet design services in 1997, 1998 and 1999. It became expedient for Internet Infinity to focus on video and CD products and services sales to generate cash and financially survive in 1997. Although revenues from Internet design services have declined to zero in early 1999, the opportunity to provide these services to the visitors of our new, under-construction, Internet Infinity business site will be pursued. We are now focusing our Internet site design and marketing services for our own Internet product sales activities. Our current mission is to help market the products and services of our subsidiaries and selected clients with multimedia promotion and financial and transactional services to facilitate successful trade on the Internet. Therefore, Internet Infinity plans to utilize its experience and resources to launch successful Internet sites that sell its products and services. Multimedia promotion with CD's and video can communicate a story to prospects for products and services just as American On Line has used CD's to communicate their information about their products and services. The Morris and Associates, Inc. and Electronic Media Central Corp. subsidiaries of Internet Infinity have experience in creating, duplicating and distributing electronic media for clients that can be applied to its own sales and prospecting efforts. In addition, Internet Infinity is currently seeking an agency relationship to enable it to offer Internet merchant card services and Internet shopping cart services to clients and subsidiaries. If creating this agency is successful, Internet Infinity will offer these services in the fiscal year ending 2001.

        Internet Infinity is currently working with past employees who are now acting as lower cost independent contractors to Internet Infinity for Internet site design and development and for the creation of mini-CD electronic business cards. We have launched a first business to business site at www.mlmhub.com that will offer business productivity tools such as special books, training tapes and electronics. In addition, a site is now complete and ready for improvement and promotion for the sale of duplication services at (www.iiemc.com). The Internet Infinity plan calls for the utilization of CD's and videos like NetScape,

American On-line to promote these sites since we have experience and a low internal cost with this media in addition to telemarketing activities.

        Our newly promoted blank video Internet site (www.blankvideo.com) is currently generating prospects and smaller orders. This web site is being promoted to search engines through the submit-it service and we get a small amount of inquiries from prospects for blank videotape. The inquiries are followed up on the telephone or email by an Internet Infinity salesperson. Internet Infinity is making a marketing resource commitment to promote this site with telemarketing and on-line promotion commencing through the fourth quarter of calendar 2000. Sales of blank videotapes over the last twelve months ended March 31, 2000 were $58,094, and Internet Infinity management believes there is an opportunity to increase sales though the blankvideo Internet site. The management belief in the blankvideo tape opportunity must result in an undefined substantial sales increase over the next fiscal year or the resource commitment to pursue this product area will be reduced or eliminated.

        The first "Internet Infinity Business to Business" site www.mlmhub.com was launched in the first calendar quarter of 2000. This new Internet Infinity business to business site will also provide new opportunities to sell marketing services to non-affiliated customers. The Internet Infinity marketing plan calls for offering web services to members as part of belonging to an Internet Infinity community of businesses with similar interests. The client as a member of the business community would purchase Internet page development services and promotion services such as banner advertisements from Internet Infinity to help sell their services to the community. Providing sales opportunities and market research information about the member market to a client as part of the design and promotion bundle of services from Internet Infinity creates more value to the client than a simple Internet site design service. These extra client sales opportunity and services is how Internet Infinity will differentiate its Internet and marketing services from the many competitors that offer only
Internet site design services on a low price basis. There are too many competitors to name for Internet design services, as listed in the telephone yellow pages, on the Internet, in all newspapers and in many business periodicals. It is difficult for Internet Infinity to compete on a price only basis.

        The functional relationship of our wholly owned subsidiaries, Electronic Media Central Corporation and Morris & Associates, Inc., to Internet Infinity facilitates the focus of sales activities and future growth on different markets. Electronic Media Central targets the business customer/user, and Morris & Associates targets the retailer or reseller to the consumer and education markets. Internet Infinity uses different personnel and tactics to market to these different markets. However, both subsidiaries share many of the same
Internet Infinity resources to prepare and fulfill orders and to avoid duplication of fixed costs such as office, administration and shipping.

        Distribution Methods
        --------------------

        We distribute our products both through in-house employee sales persons and independent contractors working the telephone, fax, mail and the Internet. Shipments are made throughout the United States with a majority in California.

        Our sales representative employees are paid on a salary plus an incentive bonus based on the gross profit generated each month. The independent contractor sales persons are paid on a commission basis with an advance draw against future commission. The sales representatives are responsible for managing their account orders and customer service.

        Competition
        -----------

        The electronic blank media and duplication industry is highly competitive. Large competitors such as Technicolor Corporation dominate the large volume market from the movie studios and advertising premium business. Numerous small regional competitors such as our company serve the smaller regional business and nonprofit organization markets. We have over 200 customers that have purchased more than once, and that constitutes our core customer base.

        We compete with both price and customer services. Internet Infinity is located close to competitive suppliers near the Pacific Coast ports of entry for video materials from China and Korea and is constantly shopping for the best price from competing suppliers. This allows us to compete better on price to our customers. Internet Infinity management is constantly shopping the market for better supplier products, services and prices concerning shipping, packaging and materials that allow Internet Infinity to offer more value to its customers. In addition, Internet Infinity monitors offers from competitors on the Internet, through direct mail and through comparison-shopping, to remain competitive. With Internet Infinity competitive prices and by offering special delivery service with our truck in Southern California, special design consultation and fast order fulfillment, customers are willing to leave their masters with us for convenient repeat orders. Internet Infinity management has the flexibility to handle many special duplication orders and situations at little or no extra charge to the customer. Special services can include conversion from one master format like one-inch videotape to a beta master before duplicating VHS copies. Internet Infinity can do the conversion with Apple Media Corporation, an affiliated company owned by George Morris, the president of Internet Infinity, versus sending the conversion to an outside supplier at a higher cost. Apple Media's cost to do such a transfer is only an insignificant few dollars, and this cost is absorbed in the total cost to do the job. Internet Infinity sales and management personnel are able to provide advice and assistance to a customer as they prepare their job for duplication with Internet Infinity. Special situations include handling special orders requiring faster turnaround time than normal delivery. Internet Infinity tries to maintain a high level of customer service to be competitive.

        The pre-recorded video business of selling special interest programs for the public has few customers in the form of large distributors like Baker and Taylor, and there are many small independent production companies. "Special interest" refers to how-to, information and other non-entertainment programs. Examples of Internet Infinity special interest programs are how-to subjects including various sports, cooking, home and auto repair, lawn and garden, crafts, business success and computer software training tapes. We have experienced a gradually declining sales over the past three years of our fully priced line for consumers to only $49,549 for the twelve months ended March 31, 2000. We are considering new opportunities to sell these programs as a low priced budget line for impulse purchases in retail stores at $2.95 to $3.95 retail. We have an existing trade relationships with GlobalVideo, Miles Kimball and Click Smart that have supported sales for our programs in the past. Internet Infinity currently sells prerecorded video programs on a non-contract limited return basis. Our customers can return up to 20 percent of their total purchases over the last twelve months for credit, not for cash, against future purchases.

        Internet site development is an area that has become extremely competitive over the past two years. Many services originally offered by us are now free or are offered at very low cost from competitive Internet service providers. However, we will begin to promote these services to our existing customer base and to non-affiliated associates of our new "Internet Infinity Business to Business" web site as part of our community member value added services. The first of several planned addresses for the site is: www.mlmhub.com

        Advertising and Promotion
        -------------------------

        Our advertising and promotion is primarily electronic-media focused. We engage in telephone and fax campaigns to prospect for new customers in the electronic duplication and blank media business. In addition, we are attempting to recruit straight-commission, independent-contractor sales representatives.

        Dependence on Major Customers
        -----------------------------

        We are not dependent on any single major customer.

        Patents, Trademarks and Licenses
        --------------------------------

        We plan to apply for an Internet Infinity trademark.

        Government Approval and Regulations
        -----------------------------------

        We need no governmental approval for the design and marketing of our electronic media. We are not aware of any proposed governmental regulations that would affect our operations.

        Year 2000 Computer Problems
        ---------------------------

        We have determined that we do not face material costs, problems or uncertainties about the Year 2000 computer problems. We have purchased new sales and accounting software and hardware that are Year 2000 compliant. We anticipate any problems with integrated circuits will be minimal in effect on the remaining office equipment.

        Research and Development
        ------------------------

        We are budgeting approximately $50,000 in Fiscal Year 2001 for the development of an "Internet Infinity Business to Business" site in addition to using our internal non-cash company resources for this development. Our chief executive officer, George Morris, as a loan will provide cash to Internet Infinity to retain independent software and back-office information technology sub-contractors for this development.

        Cost of Compliance with Environmental Laws
        ------------------------------------------

        There are no environmental laws that impact any of our operations of marketing and distributing electronic duplication and blank media, pre-recorded video programs or Internet services.

        Seasonality
        -----------

        Our sales are almost evenly distributed at this time across the year. There are slight variations with the fall and winter exceeding the spring and summers seasons for a variety of factors including vacation, school and holiday cycles.

        Employees
        ---------

        We employ three full-time persons and three part-time persons.

        New Products & Services
        -----------------------

        We have launched a new "Internet Infinity Business to Business" eCommerce site www.mlmhub.com in March 2000 for the sale of business products to help small businesses succeed. Products currently include duplication services and blank video, audio, CD and packaging, books and will also ultimately include software, tapes and electronics. We have signed an agreement with Ingram Book Company, a national book distributor that will provide us with up to 38,000 business book titles. A prior agreement with Ingram Micro, a national computer software distributor, has been abandoned at this time solely by Internet Infinity due to a lack of resources to implement it in a timely manner. We plan to start offering the new products in the last quarter of 2000.

ITEM 2.   DESCRIPTION OF PROPERTIES

        Apple Media Corporation ("AMC"), controlled by George and Dawn Morris, provides Internet Infinity with approximately 800 square feet of office space in Costa Mesa, California, and George Morris, chief executive officer of Internet Infinity, provides it approximately 600 square feet in Redondo Beach, California. Both locations with telephone and utilities are at a cost of $900 a month total to Internet Infinity. However, the $900 per month is included as an allowance in the 80% cost of goods Electronic Media Central pays Apple Media Corporation. The space provided is part of Internet Infinity's distributorship arrangement with AMC, and AMC may terminate the arrangement for free space at any time with a 30-days notice to Internet Infinity. There is a large amount of office space available for less than $2.00 a square foot within three miles of the existing office. Internet Infinity reserves the right to move at any time.

ITEM 3.  LEGAL PROCEEDINGS

        Neither Internet Infinity nor its property is a party to any pending legal proceeding or any known proceeding that a governmental authority is contemplating.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Internet Infinity's Common Stock is quoted on the Electronic OTC Bulletin Board. Its symbol is "ITNF."

        During the last two fiscal years and the subsequent interim period for which financial statements are provided, the range of high and low bid information for our common stock is set forth below. The source of this information is the OTC Bulletin Board.

        The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

                                            High                        Low
                                            ----                        ---

        1997
        ----
               1st Qtr.                     2.5000                      1.25
               2nd Qtr.                     1.5000                      0.5625
               3rd Qtr.                     0.8750                      0.4375
               4th Qtr.                     0.5625                      0.25

        1998
        ----
               1st Qtr.                     0.3125                      0.1875
               2nd Qtr.                     1.3125                      0.2300
               3rd Qtr.                     0.96875                     0.5625
               4th Qtr.                     1.1200                      0.4000

        1999
        ----
               1st Qtr.                     1.7188                      0.3750
               2nd Qtr.                     2.0625                      0.3750
               3rd Qtr.                     0.6875                      0.4800
               4th Qtr.                     0.53125                     0.3500

        2000
        ----
               1st Qtr.                     0.6000                      0.3500


        On March 31, 2000 there were 10,373,196 shares of common stock outstanding. There are 1,672,242 shares subject to outstanding options. No shares are subject to securities convertible into such shares of stock.

Holders

        As of March 31, 2000 there were approximately 45 holders of record of our common stock. Some 1,483,280 shares of common stock are held in brokerage accounts under the record name of "Cede & Co."

Dividends

        We have paid no cash dividends to our stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

Recent Sales of Unregistered Securities

        During the past three years, Internet Infinity sold 3,598,138 shares of our common stock in eight transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Securities and Exchange Commission. No underwriters were used to effect the sales. The names of the persons who bought the shares of stock, the dates the shares sold, the number of shares issued, the prices paid in cash or services for the shares and the nature of the consideration received by Internet Infinity are as follows.

                                           No. of
                                           Shares    Price per      Nature of
Person                       Date          Issued     Share       Consideration
------                       ----          ------     -----       -------------
L&M Media, Inc.              07-30-97      125,000     $0.60      (1)
L&M Media, Inc.              02-27-98    2,142,897     $0.14      (1)
Kiowa Oil                    03-24-98      100,000     $0.25      Cash
Newport Underwriters         03-24-98      100,000     $0.25      Cash
Thomas J. Kenan              03-24-98       50,000     $0.14      Legal Services
Gary Bryant                  08-28-98       50,000     $0.50      Cash
Hollywood Riviera Studios    01-04-99      517,241     $0.29      (2)
George Morris                02-25-99       75,000     $0.25      (3)
Dawn Morris                  02-25-99       75,000     $0.25      (3)
Thomas J. Kenan              03-28-00       60,000     $0.25      Legal Services
David G VanHorn              03-28-00      120,000     $0.25      (4)
Anna Moras                   03-28-00      160,000     $0.25      (4)
Minh Nguyen                  03-28-00        2,000     $0.25      (5)
Pac-Max Inc.                 03-28-00        1,000     $0.25      (5)
Roger Casas                  03-28-00       10,000     $0.125     (6)
Shirlene Bradshaw            03-28-00       10,000     $0.125     (6)

(1)  Assignment of distribution rights to 25 Health and Medical video programs.

(2) Assignment of distribution rights to five Personal Development and Sales Skill Development training programs.

(3) Reduction of debt owed by Internet Infinity to this person upon this person's exercise of a stock option.

(4) Reduction of debt owed by Internet Infinity to this person by conversion to shares of stock.

(5)  Suppliers consulting services paid with shares of stock rather than cash.

(6)  Employee exercise of stock option.

  Internet Infinity's Common Stock presently trades on the OTC Bulletin Board.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 1999 and March 31, 2000.

                                 Year Ended 3-31
                              2000             1999
                             ------           ------

Sales                        100.0%           100.0%
Cost of sales                 78.8             74.1
                             -----            -----
Gross margin                  21.2             25.9
Selling, general and
    administrative
    expenses                  20.1             19.3
Interest Income                 .8              ---
                             -----            -----
Net income (loss) before
    income taxes               1.9              6.6

        Sales
        -----

        Sales increased by $112,073 from $1,312,452 in the fiscal year ended March 31, 1999 to $1,424,525 in the fiscal year ended March 31, 2000, an increase of 8.5 percent. The increase in sales was attributable primarily to an increase of $152,523 in sales of Electronic Media Central from $1,222,453 in 1999 to $1,374,976 in 2000, an increase of 12.5 percent, and a decrease of $40,410 in sales of Morris & Associates, Inc. from $89,959 in 1999 to $49,549 in 2000, a decrease of 44.9 percent. These changes were due, we believe, to an increased effort by the sales representatives and the resulting increase in the number of customers for Electronic Media Central products. The industry growth for electronic media duplication has helped Internet Infinity sales. This trend should continue with the proliferation of CD drives in computers, DVD players and large installed base of videocassette recorders. In addition, the new management focus on blank videotape sales and www.mlmhub.com for Internet Infinity is expected to continue with the management commitment of additional resources. Internet Infinity is also expanding its telemarketing sales force to prospect for sales of duplication services, blank media and accessory product such as packaging materials. On the other hand, we have experienced gradually declining sales over the past three years of our fully priced, special interest, video line for consumers sold by Morris & Associates.

        Gross Margin
        ------------

        Gross margin decreased by $37,872 from $339,547, or 25.9 percent of sales, in fiscal year 1999 to $301,675, or 21.2 percent of sales, in fiscal year 2000, a decrease in gross margin of 4.7 percent. This decrease is primarily attributed to a cost of goods increase from an obsolete inventory markdown and use for Morris & Associates. The Morris & Associates inventory was reduced by $20,879. The decrease in gross margin was also attributable to a $1,365 increase in gross margin of our Electronic Media Central subsidiary from $274,988 in 1999 to $276,353 in 2000, an increase of .5 percent, and a $39,237 decrease in gross margin of Morris & Associates, Inc. from $64,559 in 1999 to $25,322 in 2000, a decrease of 60.8 percent. There was an increased effort by the sales representatives that resulted in an increase in the number of customers for Electronic Media Central products. The increasing age of the original 200 special interest video programs licensed by Internet Infinity with gross profit margins as high as 70 percent is leading to a gradual decrease in the sales of these programs at their intended full retail price range of $9.95 to $19.95. In addition, the increase in higher volume, lower 20 percent margin, duplication sales reflects the increasing marketing opportunity for this product for Internet Infinity. Therefore, the proportion of pre-recorded video program sales to total sales should continue to decrease versus duplication. Reducing the retail price of the pre-recorded video to a range of $2.95 to $3.95 will increase unit sales, but it cannot be determined at this time whether total revenue will increase enough to offset the trend in product sales.


        Selling, General and Administrative Expense
        -------------------------------------------

        Selling, general and administrative expenses increased by $32,459 from $253,866, or 19.3 percent of sales in fiscal year 1999, to $286,325, or 20.1 percent of sales in fiscal year 2000, an increase of 12.8 percent or only 0.8 percent if measured as a percent of sales. Morris & Associates had a bad debt expense of $14,295 or 28.9 percent of sales to clean up accounts receivable in fiscal year 2000 versus no write-off in 1999. Electronic Media Central had $6,300 bad debt expense or .5% of $1,374,976 sales in the fiscal year 2000. Insurance increased to $10,655 or .8 percent of sales for insurance expense in fiscal year 2000 versus $5,532 or .4 percent in fiscal year 1999 primarily from the new director and officer insurance premiums. Professional fees increased to $48,685 or 3.4 percent of sales for fiscal year 2000 versus $21,959 or 1.7 percent of sales in fiscal year 1999. The higher accounting and legal fees were the result of a Form 10-SB filing with the United States Securities and Exchange Commission. Although the sale of Morris & Associates products is decreasing, they still have low overhead before non-recurring bad debt expense. Essentially, Morris & Associates sales are little more than simple order taking. Because sales are increasing for Electronic Media Central and decreasing for Morris & Associates, the operating expense increases are almost totally associated with the Electronic Media Central operations.

        Royalties Expense
        -----------------

        Our distribution rights to both the health and medical programs and the personal development and sales training programs require the payment of royalties equal to fifteen percent of gross sales for the health and medical programs and twenty percent of the gross sales of the personal development and sales training programs. The royalties are owed to L&M Media and Hollywood Riviera Studios, both of which are controlled by George and Dawn Morris, controlling shareholders and principal officers and directors of Internet Infinity. The three-year exclusive distribution rights granted to Internet Infinity for these programs allow the royalties to be applied to the extinguishment of the stock subscription agreement payments owed to Internet Infinity by L&M Media and Hollywood Riviera Studios before any cash payment is made to Internet Infinity. In addition, Internet Infinity has a similar but non-exclusive distribution license from L&M Media for approximately 200 special-interest video programs for which it owes royalties equal to ten percent of gross sales. Royalties owed to L&M from the sales of these L&M programs by Internet Infinity are also applied to the subscription agreement balance due from L&M Media.

        The benefits to Internet Infinity in dealing with L&M Media programs can be measured by the positive cash flow generated over the past two fiscal years. Sales of these products have a high 80 percent gross margin before dilution caused by the payment of royalties. For the year ended March 31, 1999, these royalties accounted for $7,368 of the $64,519 gross margin obtained from the sale of these products. For the year ended March 31, 2000, these royalties accounted for $7,582 of the $24,277 gross margin obtained from the sale of these products.

        Net Profit (Loss)
        -----------------

        We had a net profit from operations, after a provision for income taxes, in the fiscal year ended March 31, 1999 of $121,495, or $0.01 a share of our common stock. In the fiscal year ended March 31, 2000 we had a net profit from operations, after a provision for income taxes, of $16,937, or $0.002 a share of common stock. The profit of 1.9 percent of sales for fiscal year 2000 versus the
9.2 percent for the fiscal year ended 1999 is due to the 7.8 percent increase in sales in fiscal year 2000 of $1,424,525 over fiscal year 1999's $1,312,452 while operating expenses increased by 12.8 percent from $253,666 for fiscal year 1999 to $286,325 for fiscal year 2000.

        Balance Sheet Items
        -------------------

        Net income from operations of $16,937 for the fiscal year ended March 31, 2000 reduced the retained earnings deficit from $445,886 on March 31, 1999 to $428,949 on March 31, 2000. In addition, the conversion of $70,000 of note debt to 280,000 shares of common stock and the exercise of 20,000 shares of employee stock options for $2,500, the payment of $15,000 legal fees with 60,000 shares and $750 in consulting fees with 3,000 shares in fiscal 2000 all increased the paid in capital to $997,546 at March 31, 2000. Our cash position decreased from $64,458 for the fiscal year ended March 31, 1999 to $20,049 for the fiscal year ended March 31, 2000. Accounts receivable from non affiliates decreased from $129,537 at the end of fiscal year 1999 to $116,780 at the end of fiscal year 2000, while inventory decreased from $59,918 to $39,039 at the end of fiscal year 2000.

        Liquidity and Outlook
        ---------------------

        We have been able to stay in operation only (1) with the services provided by Apple Media Corporation, a wholly-owned subsidiary of L&M Media, Inc., a supplier of electronic media duplication services and blank electronic media, which is under the control of George and Dawn Morris, the controlling shareholders and principal officers of Internet Infinity and (2) from the cash flow generated for Internet Infinity from the sale of high gross margin, pre-recorded video licensed from L&M Media, Inc. and Hollywood Riviera Studios, a d/b/a of Apple Realty, Inc., which is 100 percent owned by George and Dawn Morris. With both the lack of sales and the returns of Internet Infinity software from retail customers in early 1997, Internet Infinity was in jeopardy of failing with large accounts payable balances and little cash or accounts receivable available to pay debts. George and Dawn Morris personally advanced funds to Internet Infinity. They also acquired Video Magnetics, an insolvent electronic media duplication company with their personal cash and proceeded to turn around the situation for the benefit of Internet Infinity, Inc. and its sales and survival. Since early 1997, sales from electronic blank media and duplication services have continued to grow and provide the funds to reduce Internet Infinity debt and to create a new Internet product and service line.

Internet Infinity has been developing for over one year a small business site called www.mlmhub.com, an "Internet Infinity Business to Business" site launched in March 2000. The site will be used for the sale of business productivity books, software, tapes, electronics and supplies. George Morris has loaned funds to Internet Infinity to aid in the development of the site and is providing a personal development and sales training program in exchange for company stock granted to Hollywood Riviera Studios, a company he controls.

        Internet Infinity management believes that we will generate sufficient cash flow to support operations during the twelve months ended March 31, 2001. Sales continue to grow, and Internet Infinity continues to generate a net profit and positive cash flow from operations.

        In addition to cash provided from operations, stock subscription payments from L&M Media and Hollywood Riviera Studios - both controlled by George Morris - and additional loans from George Morris, the president of Internet Infinity, for the further development of the Internet Infinity eCommerce sites will provide additional cash to Internet Infinity. A credit line for $25,000 from George Morris as well as a trade credit from Apple Media, Corp. will support the cash flow needs of Internet Infinity.

        The $93,492 notes payable owed to a group of investors could be paid from additional lines of credit, operations' cash flow and additional officer loans. Internet Infinity carries an accounts receivable insurance policy with CNA Insurance to indemnify it against any large bad debts.

        The most serious factors affecting the liquidity of Internet Infinity in the fiscal year ending March 31, 2000 have been slow-pay accounts receivable and returns from retailer customers that bought special interest video programs and computer software products from Morris & Associates. Internet Infinity has stopped doing business with these "slow paying" accounts. The payment record of our existing customers has been good with low bad debt losses for over two years from duplication services customers. Accordingly, management believes the risk of non-payment in the future has been reduced. In addition, Internet Infinity accounts receivable are insured against loss by CNA Insurance to further protect Internet Infinity from loss.

        The trade relationship between Internet Infinity and L&M Media, which is owned 98 percent by George Morris, president of Internet Infinity, has resulted in a $245,560 note receivable to Internet Infinity from L&M Media. The current amount of $30,000 is due and payable at the rate of $3,000 or more per month plus six percent simple interest commencing June 30, 2000. This is an extension from the original March 31, 2000, plus 6 percent interest, due date for the entire balance. This note receivable from L&M Media is partially secured by George Morris using the $147,141 notes due to him by Internet Infinity, Inc. Payment of the note will generate additional cash flow. Internet Infinity has received an extension on note payments due to George Morris now payable at the rate of $3,000 or more per month plus six- percent simple interest commencing June 30, 2000 to match the cash flows.


ITEM 7.  FINANCIAL STATEMENTS

There appears below the following financial statements of Internet Infinity:

Report of Independent Auditor .........................................    F-1

Consolidated Balance Sheet at March 31, 2000...........................    F-2

Consolidated Statements of Operations for the Years Ended
     March 31, 2000 and March 31, 1999 ................................    F-3

Statements of Changes in Stockholders' Equity
        for the Years Ended March 31, 2000 and
     March 31, 1999 ...................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2000 and March 31, 1999 ................................    F-6

Notes to Consolidated Financial Statements
     March 31, 2000 ...................................................    F-8

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Internet Infinity, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Internet Infinity, Inc. (a Delaware Corporation) and its Subsidiaries (California Corporations) as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc. and Subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the two years ended March 31, 2000 in conformity with generally accepted accounting principles.




/s/ Caldwell, Becker, Dervin, Petrick & Co.
-----------------------------------------------
CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California





July 6, 2000

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000


                                     ASSETS

CURRENT ASSETS
      Cash                                                         $     20,049
      Accounts receivable, net of allowance for
       doubtful accounts of  $6,500 (Notes 2 and 9)                     116,780
      Inventory (Note 2)                                                 39,039
      Note receivable - related companies - current (Note 7)             31,500
      Net current deferred tax asset (Note 10)                           28,577
      Prepaid expenses                                                    1,516
                                                                    -----------

                 Total Current Assets                                   237,461
                                                                    -----------

PROPERTY AND EQUIPMENT, AT COST (Note 2)
      Office equipment                                                   16,955
      Office furniture                                                   15,366
                                                                    -----------
                                                                         32,321
                 Less Accumulated Depreciation                          (32,321)
                                                                    -----------

                 Net Property and Equipment                                  --
                                                                    -----------

OTHER ASSETS
      Note receivable - related company (Note 7)                        215,560
      Programming costs, net (Note 5)                                     7,617
                                                                    -----------

                 Total Other Assets                                     223,177
                                                                    -----------

                 Total Assets                                      $    460,638
                                                                    ===========



                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Notes payable (Note 6)                                       $     93,492
      Accounts payable and accrued expenses                              48,960
      Accounts payable - related company (Note 7)                        84,689
      Accrued payroll                                                     3,212
      Interest payable                                                    1,125
      Income tax payable                                                  1,600
      Due to officer - current (Note 8)                                  30,000
      Due to related company (Note 7)                                     2,000
                                                                    -----------

                 Total Current Liabilities                              265,078

LONG-TERM LIABILITIES
      Due to officer - non-current (Note 8)                             117,141
                                                                    -----------

                 Total Liabilities                                      382,219
                                                                    -----------

STOCKHOLDERS' EQUITY (Page F-6)
      Preferred stock, par value $.001;
       authorized 1,000,000 shares; issued
       and outstanding  0 shares                                             --
      Common stock, par value $.001;
       authorized 20,000,000 shares; issued
       and outstanding 10,373,196 shares                                 10,373
      Paid-in capital                                                   997,546
      Retained earnings (deficit)                                      (428,949)
      Unpaid stock subscription                                        (500,551)
                                                                    -----------

                 Total Stockholders' Equity                              78,419
                                                                    -----------

                 Total Liabilities and Stockholders' Equity        $    460,638
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                       2000           1999
                                                  -------------- --------------

REVENUE (NET)                                      $  1,424,525   $  1,312,452
                                                  -------------- --------------

COST OF SALES
      Beginning inventory                                59,918         65,175
      Purchases (Note 9)                              1,099,836        961,923
      Labor and video costs                               2,135          5,725
                                                  -------------- --------------
                                                      1,161,889      1,032,823
      Less ending inventory                              39,039         59,918
                                                  -------------- --------------

                 Total Cost of Sales                  1,122,850        972,905
                                                  -------------- --------------

                 Gross Profit                           301,675        339,547

OPERATING EXPENSES (Page F-21)                          286,325        253,666
                                                  -------------- --------------

                 Net Income Before Other
                   Income (Expense)                      15,350         85,881

OTHER INCOME (EXPENSE)
      Interest income (Note 7)                           11,024             --
                                                  -------------- --------------

             Net Income Before Income Taxes              26,374         85,881

(PROVISION) BENEFIT FOR INCOME TAXES  (Note 11)
      Current                                            (1,600)          (800)
      Deferred                                           (7,837)        36,414
                                                  -------------- --------------

                 Net Income                        $     16,937   $    121,495
                                                  ============== ==============

Basic net income per share (Note 12)               $         .00  $         .01
                                                  ============== ==============

Diluted net income per share (Note 12)             $        .00   $        .01
                                                  ============== ==============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                 Additional                Unpaid        Total
                                                  Paid-In   Accumulated     Stock     Stockholders'
                             Shares     Amount    Capital    (Deficit)   Subscription    Equity
                           -----------  -------  ---------- ------------ ------------ -------------

Balance at March 31, 1998   8,575,714  $ 8,576   $ 795,924  $  (567,381)  $      --    $   237,119

Reclassification of
unpaid
  portion of stock
subscriptions
  (Note 3)                         --       --          --           --    (356,883)     (356,883)

Issued in consideration
  for note conversion         300,000      300      37,200           --          --        37,500

Issued in consideration
  for prepaid royalties     1,034,482    1,034     148,966           --    (150,000)           --
(Note 3)

Common stock for cash         100,000      100      24,900           --          --        25,000

Non cash dividend (Note 4)         --       --    (108,131)          --          --      (108,131)

Fair market value for
expenses                           --       --      10,800           --          --        10,800
  (Note 7)

Net Income at March 31,            --       --          --      121,495          --       121,495
1999
                           -----------  -------  ---------- ---------------------------------------

Balance at March 31, 1999  10,010,196   10,010     909,659     (445,886)   (506,883)      (33,100)

Issued in consideration
  for notes conversion
  (Note 14)                   280,000      280      69,720           --          --        70,000

Issued in consideration
for
  professional services
  (Note 15)                    63,000       63      15,687           --          --        15,750

Issued in consideration
with                           20,000       20       2,480           --          --         2,500
  exercise of options
(Note 13)

Issued in consideration of
  employee loan receivable
  (Note 13)                        --       --          --           --      (1,250)       (1,250)

Royalties earned (Note 3)          --       --          --           --       7,582         7,582

Net Income at March 31,            --       --          --       16,937          --        16,937
2000
                           -----------  -------  ---------- ------------ ------------ -------------

Balance at March 31, 2000  10,373,196 $ 10,373   $ 997,546  $  (428,949)  $(500,551)   $   78,419
                           ===========  =======  ========== ============ ============  ============

                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


                                                              2000      1999
                                                           ---------  ---------
CASH FLOWS PROVIDED (USED ) BY OPERATING
  ACTIVITIES:
    Net income (loss)                                      $  16,937  $ 121,495
    Adjustment to reconcile net income to
      cash provided (used) by operating activities:
      Rent, telephone and utilities related to paid
      in capital increase                                         --     10,800
      Professional fees related to stock issued               15,750         --
      Amortization of programming costs                        9,778      5,970
      Royalty expense used against unpaid stock                7,582      7,368
        subscription
      (Increase) decrease in accounts receivable              16,257    (36,076)
      (Decrease) in allowance for doubtful accounts           (3,500)   (15,000)
      Decrease in inventory                                   20,879      5,257
      Increase (decrease) in accrued payroll                    (915)     4,127
      (Increase) in prepaid expense                           (1,516)        --
      Increase (decrease) in interest payable                 (2,065)     3,190
      (Decrease) in accounts payable                          (2,163)   (68,863)
      Increase (decrease) in accounts payable -              (63,026)   147,715
        related company
      Increase in income taxes payable                         1,600         --
      (Increase) decrease in deferred tax asset                7,837    (36,414)
                                                           ---------  ---------

        Net Cash Flows Provided by
          Operating Activities                                23,435    149,569
                                                           ---------  ---------

CASH FLOWS PROVIDED (USED) BY INVESTING
  ACTIVITIES:
    (Increase) in programming costs                          (11,426)        --
    Deposit                                                       --        600
                                                           ---------  ---------

                 Net Cash Flows (Used) by
                   Investing Activities                      (11,426)       600
                                                           ---------  ---------

CASH FLOWS PROVIDED (USED) BY FINANCING
 ACTIVITIES:
      Increase (decrease) in note receivable -
        related companies                                    (59,351)  (115,809)
      Increase (decrease) in due to officer                      577     (4,929)
      Decrease (increase) in note payable                      1,106       (583)
      Common stock issued                                      1,250     25,000
                                                            --------  ---------

                 Net Cash Flows (Used) by Financing          (56,418)   (96,321)
Activities
                                                            --------  ---------

NET INCREASE (DECREASE) IN CASH                              (44,409)    53,848

CASH - BEGINNING OF THE YEAR                                  64,458     10,610
                                                            --------  ---------

CASH - END OF THE YEAR                                      $ 20,049  $  64,458
                                                            ========  =========

                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


                                                              2000      1999
                                                           ---------  ---------

ADDITIONAL DISCLOSURES:
      Interest paid                                        $  4,875   $  5,000
                                                           =========  =========

      Taxes paid                                           $     --   $    800
                                                           =========  =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Unpaid stock subscription issued for prepaid
    royalties (Note 3)                                     $  7,582  $ 150,000
(Note 3)
                                                           ========= ==========

  Notes payable converted to stock                         $ 70,000  $  37,500
                                                           ========= ==========

  Non-cash dividend (Note 4)                               $     --  $ 108,131
                                                           ========= ==========


                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1 - ORGANIZATION AND PRESENTATION

Organization

Internet Infinity, Inc. (III) was incorporated in the State of Delaware on October 27, 1995.

On April 1, 1998, Morris and Associates, Inc., (M&A) was incorporated in California. Morris and Associates Inc. (formerly a division of Internet Infinity, Inc.) is owned 100% by III. M&A is licensed to distribute special interest video programming to educational and consumer distributors for health and medical titles, and computer software training including internet information, golf, sports, home and garden titles.

On April 1, 1998, Electronic Media Central Corporation (EMC) was incorporated in California. Electronic Media Central Corporation (formerly a division of III) is owned 100% by III. EMC is engaged in the sale of blank electronic media such as video tapes and the duplication, replication and packaging of DVD's, CD's, video tapes and audio tapes.

The Company has registered the web address: www.ib2b.com for its new eCommerce trade center. The new "ib2b.com" site will offer a variety of productivity increasing products and services for business. The site will support both distributors and manufacturers offering services in a cooperative marketing eCommerce environment.

The Company declared a 2 for 1 stock split on March 17, 1999 to shareholders of record on that date. The number of shares increased by 5,005,098 to 10,010,196. This split has been shown retroactively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Internet Infinity, Inc. and its wholly owned subsidiaries, Morris & Associates, Inc. and Electronic Media Central Corporation. All significant inter-company transactions and balances have been eliminated in the consolidation.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Inventory

The Company's inventory (all on the books of "M & A"), consists of the following:

     Duplicated tapes and display boxes                           $     39,039
                                                                  ============

Duplicate tapes and display boxes are valued at the lower of cost or market (first-in, first-out basis). Inventory has been written down by $20,879 for possible obsolescence for the year ended March 31, 2000.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation

The Company's equipment and furniture are carried at cost. Depreciation is provided over the estimated useful lives of the assets, which are fully depreciated.

Long-Lived Assets

In 1999, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances and short-term investments with a maturity of three months or less.

Deferred Income Tax Accounts

Deferred tax provisions/benefits are calculated for certain transactions and events because of differing treatments under generally accepted accounting principles and the currently enacted tax laws of the federal government. The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying balance sheet. The liability method (FASB
109) is used to account for these temporary differences.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Year 2000 Compliance

Management does not believe any material year 2000 problems with the Company's vendors, service providers, or other third parties will affect the Company's financial information. As of the date of this report, the Company has not experienced any year 2000 problems.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation agreements provided by the Company where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock.

In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. See Note 14 for pro forma disclosures required by FAS 123 plus additional information on the Company's stock options.

Accounts Receivable

Uncollectible accounts receivable are written off as bad debt expense at the end of each year. For the fiscal year ended March 31, 2000, bad debt expense totaled $32,565. Allowance for bad debts are recorded at 5% of accounts receivable. Increase or decrease in the allowance for bad debts is offset against bad debt expense. For the fiscal year ended March 31, 2000, allowance for bad debts were reduced by $3,500 bringing its balance to $6,500.

Revenue Recognition

Income and expenses are recorded on the accrual basis of accounting. Revenue is recognized from sales when a product is shipped, collection is probable and the fee is fixed and determinable. Expenses are recognized when incurred.

Segment Reporting

The Company is a single segment reporting entity. At the current time all sales and related expenses are from video media programs, which includes tapes and CD's.

Earnings Per Share of Common Stock

The Company adopted Statement of Financial Accounting Standards No. 128 - Earnings Per Share (SFAS No. 128) in the fourth quarter of fiscal 1999. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. All prior year earnings per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculation did not result in any change to the Company's previously reported earnings per share for all years presented.

NOTE 3 - SUBSCRIPTION AND ROYALTY AGREEMENTS

The Company has royalty agreements with two separate related entities. In July 1997, the Company entered into an agreement with L&M Media, Inc. for the rights to market pre-recorded health and medical programs. The agreement specifies that the Company shall pay a 15% royalty to L&M Media, Inc. on gross sales for all of these programs sold between April 1, 1998 and March 31, 2001. In consideration for these rights, the Company entered into a stock subscription agreement for 2,267,857 shares of common stock, with a trading value of $375,000. Royalties earned will go toward the reduction of the stock subscription obligation. George Morris, President of Internet Infinity, Inc. owns 98% of the stock of L&M Media, Inc.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 3 - SUBSCRIPTION AND ROYALTY AGREEMENTS (CONTINUED)

In January 2000 the Company entered into an agreement with Apple Realty, Inc. (DBA Hollywood Riviera Studios), for the rights to market pre-recorded personal and sales development multimedia success programs. The agreement specifies that the Company shall pay a 20% royalty to Apple Realty, Inc. on gross sales for all of these programs sold between April 1, 1999 and March 31, 2001. In consideration for these rights, the Company entered into a stock subscription agreement for 517,241 shares of common stock, with a trading value of $150,000. In addition the Company issued 517,241 options at a market price of $.3135 per share (See Note 13). Royalties earned will go toward the reduction of the stock subscription obligation. George Morris owns 100% of the stock of Apple Realty, Inc.

Currently, the royalty agreement amounts of $375,000 and $150,000, less the royalties earned of $25,699 are included in the equity section as unpaid subscription receivable. During the fiscal year ended March 31, 2000, royalties earned were $7,582.

In addition, the Company has a non-exclusive distribution license from L&M Media Inc. for approximately 200 special interest video programs for which it has not prepaid any royalties. Royalties owed to L&M Media Inc., from the sales of any special interest programs, are applied to the prepaid royalties associated with the health, medical and sales development training programs.

NOTE 4 - NON CASH DIVIDEND

At March 31, 1998, the Company had an investment of $108,131 in a wholly owned subsidiary, More Media, Inc. In 1999, the Company distributed its stock in More Media, Inc. to the Company's stockholders as a noncash dividend.

NOTE 5 - PROGRAMMING COSTS

Programming costs, consisting of video production and editing, and web site development costs which are capitalized and amortized over three years.
Accumulated amortization was $21,716 at March 31, 2000. Additional program development costs incurred during the fiscal year ended March 31, 2000 totaled $11,426. For the fiscal year ended March 31, 2000 and 1999, the amortization expense was $9,778 and $5,970, respectively.

NOTE 6 - NOTES PAYABLE

The Company has nine notes payable with various unrelated individuals, totaling $93,492. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense related to these notes totaled $9,220 for the fiscal year ended March 31, 2000.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 7 - RELATED COMPANIES TRANSACTIONS

                                                             2000        1999
                                                          ----------  ---------
Note receivable from L&M Media, Inc., payable
  at $36,526 per year, plus interest
  at 6% per annum. Monthly installments of
  $3,000, due beginning June 30, 2000.
  L&M  Media, Inc. is 98% owned by George Morris,
  President of Internet Infinity, Inc.                    $ 245,560   $ 187,710

     Less Current Portion                                    30,000      36,526
                                                          ----------  ----------

     Long-Term Portion                                    $ 215,560   $ 151,184
                                                          ==========  ==========


Trade accounts payable to Apple Media Corporation.
  Apple Media Corporation is owned 98% by George
  Morris.  As of the fiscal year ended March 31,
  2000, Apple Media became a subsidiary of L&M Media,
  Inc. (See Note 9)                                       $ (84,689)  $(147,715)
                                                          ==========  ==========

Loan receivable from Apple Realties, Inc., without
  interest.  There are no specific terms of repayment.    $   1,500   $      --
                                                          ==========  ==========

Loan payable to Morris Financial, without interest.
  Loan was paid subsequent to year end. Morris
  Financial is owned 100% by George Morris.               $  (2,000)  $  (2,000)
                                                          ==========  ==========

Interest income accrued for note receivable from L&M Media, Inc. totaled $11,024 for the year ended March 31, 2000. L&M Media's note receivable is secured by George Morris, President of the Company. Mr. Morris is using the notes due to him by Internet Infinity, Inc. (see Note 8) as the collateral. L&M Media, Inc. owns 45.3% of the outstanding stock of Internet Infinity, Inc.

Future minimum note receivable from L&M Media, Inc. as of March 31, 2000 are as follows:


                         March 31,
                        -------------
                            2001                                 $     30,000
                            2002                                       36,000
                            2003                                       36,000
                            2004                                       36,000
                            2005                                       36,000
                         Thereafter                                    71,560
                                                                 -------------

                                                                 $    245,560
                                                                 =============

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 7 - RELATED COMPANIES TRANSACTIONS (CONTINUED)

The Company utilizes office space, telephone and utilities provided by Apple Media Corporation (AMC) at an estimated fair market values are as follows:

                                                       Monthly       Annually
                                                   -------------- --------------
   Rent                                             $        300   $      3,600
   Telephone                                                 300          3,600
   Utilities                                                 300          3,600
                                                   -------------- --------------

                                                    $        900   $     10,800
                                                   ============== ==============

Prior year expenses were charged against paid in capital. During the fiscal year ended March 31, 2000, the Company entered in a month to month agreement with AMC for a total monthly fee of $900. George Morris owns 98% of Apple Media Corporation.

NOTE 8 - DUE TO OFFICER

Unsecured note payable to George Morris,
  with interest at 6% per annum, with monthly
  installments of $3,000 beginning June 30, 2000.
  George Morris is the President of Internet
  Infinity, Inc. (See Note 7).                                     $    147,141
                                                                  --------------

     Less Current Portion                                                30,000
                                                                  --------------

     Long-Term Portion                                             $    117,141
                                                                  ==============

Maturities of due to officer are as follows:

            March 31,
              2001                                                $      30,000
              2002                                                       36,000
              2003                                                       36,000
              2004                                                       36,000
              2005                                                        9,141
                                                                  --------------

                                                                  $     147,141
                                                                  ==============

Interest charged to expense for the year ended March 31, 2000 on the above notes was $8,683.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 9 - CONCENTRATION OF CREDIT RISK

For the fiscal year ended March 31, 2000, revenue from two customers represents 30% of the Company's total revenue, and 46% of the Company's outstanding accounts receivable.

The Company's only supplier of products is Apple Media Corporation. The Company's cost for the product is approximately 80% of the selling price, net of sales tax. Apple Media Corporation is owned 98% by George Morris. During the fiscal year ended March 31, 2000, Apple Media became a subsidiary of L&M Media, Inc., which is 98% owned by George Morris, President of Internet Infinity, Inc.

NOTE 10 - DEFERRRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities:

   Deferred tax asset - current                                    $     28,577
   Deferred tax liability - current                                          --
                                                                  --------------

     Net Asset - Current                                           $     28,577
                                                                  ==============

   Deferred tax asset - non-current                                $    103,335
   Deferred tax liability - non-current                                      --
   Less valuation allowance                                            (103,335)
                                                                  --------------

     Net Asset - Non-current                                       $         --
                                                                  ==============

The deferred tax asset results from reserves for bad debts that are deductible when the accounts receivable is written off as an impairment of assets, which is not currently deductible for tax purposes, and from a net operating loss carryforward for federal and state income tax purposes.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset which may not be realized. For the year ended March 31, 2000 valuation allowance decreased by $218,758.

NOTE 11 - (PROVISION) BENEFIT FOR INCOME TAXES

The components of the (provision) benefit for income taxes are as follows:

                                                      2000              1999
                                                  ------------      ------------
Current (Provision) Benefit
   Federal                                       $         --      $         --
   State                                               (1,600)             (800)
                                                 -------------     -------------

                                                 $     (1,600)     $       (800)
                                                 =============     =============

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 11 - (PROVISION) BENEFIT FOR INCOME TAXES (CONTINUED)

                                                         2000           1999
                                                     ------------   ------------
Deferred (Provision) Benefit
   Federal                                           $    (4,931)   $    28,900
   State                                                  (2,906)         7,514
                                                     ------------   ------------

                                                     $    (7,837)   $    36,414
                                                     ============   ============

The Company has a net operating loss carryforward of approximately  $401,000 for
tax  purposes.   For  federal  income  tax  purposes,  the  net  operating  loss carryforwards expire through 2012.

NOTE 12 - NET INCOME (LOSS) PER SHARE

Following is a reconciliation of net income and weighted average common shares outstanding for purposes calculating basic and diluted net income per share:

                                                         2000           1999
                                                     -------------  ------------

Basic net income (loss) per share                    $     16,937   $   121,495
                                                     =============  ============

Weighted average common shares outstanding             10,020,141     8,910,234
                                                     -------------  ------------

Basic net income (loss) per share                    $        .00   $       .01
                                                     =============  ============

Weighted average common shares outstanding             10,020,141     8,910,234

Dilutive stock options                                    413,452        53,424
                                                     -------------  ------------

Weighted average common shares outstanding for
  purposes of computing diluted net income per share   10,433,593     8,963,658
                                                     =============  ============

Diluted net income per share                         $        .00   $       .01
                                                     =============  ============

NOTE 13 - STOCK OPTIONS

The Company's 1996 stock option plans provides that incentive stock options and nonqualified stock options to purchase common stock may be granted to directors, officers, key employees, consultants, and subsidiaries with a exercise price of up to 110% of market price at the date of grant. Generally, options are exercisable one or two years from the date of grant and expire three to ten years from the date of grant. As of March 31, 2000, the maximum of 4 million shares were approved for issuance under the plan, of which 2.33 million shares were available for future grants.

For the years ended March 31, 2000 and 1999, the Company granted 275,000 and 1,017,241 shares to various individuals at the average exercise price of $0.400 and $.311, including its officers who received 200,000 and 450,000, respectively. All options and exercise prices for 1999 have been adjusted to reflect a 2 for 1 stock split effective March 17, 1999.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 13 - STOCK OPTIONS (CONTINUED)

In electing to follow Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, the Company recognizes no compensation expense related to employee stock options for the fiscal year ended March 31, 2000 and 1999, as no options are granted at a price below the market price on the date of grant.

Of the 1,017,241 options granted in the fiscal year ending March 31, 1999, the Company granted 517,241 options to an affiliate entity, in conjunction with the stock issued (see Note 3).

On March 22, 2000, 20,000 options were exercised by two employees at the price of $.125 per share for the total value of $2,500. The Company set up an unpaid stock subscription account of $1,250 for the 10,000 shares, which have not been paid for by the employee. A note payable to an employee in an amount of $1,250 was used to offset against the issuance of the remaining 10,000 shares.

Presented below is a summary of stock option plans activity for the year shown:

                                                                      Weight-
                                                                      Average
                                                      Stock          Exercise
                                                     Options           Price
                                                  -------------   --------------
Outstanding at March 31, 1998                          720,000    $       0.125
  Granted                                            1,017,241            0.308
  Exercised                                           (300,000)           0.125
  Forfeited                                                 --               --
  Expired                                                   --               --
                                                  -------------   --------------
Outstanding at March 31, 1999                        1,437,241            0.219
  Granted                                              275,000            0.400
  Exercised                                            (20,000)           0.125
  Forfeited                                            (20,000)           0.253
  Expired                                                   --               --
                                                  -------------   --------------

Outstanding at March 31, 2000                        1,672,242    $       0.282
                                                  =============   ==============

Shares exercisable at March 31, 1998                   720,000    $       0.125
                                                  =============   ==============

Shares exercisable at March 31, 1999                   420,000    $       0.125
                                                  =============   ==============

Shares exercisable at March 31, 2000                   394,000    $       0.125
                                                  =============   ==============

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 13 - STOCK OPTIONS (CONTINUED)

Exercise prices for options outstanding as of March 31, 2000 range from $0.125 to $0.480. The following table summarizes information for options outstanding and exercisable at March 3, 2000:

                              Options Outstanding           Options Exercisable
                       ----------------------------------  ---------------------
                                    Weighted
                                    Weight-    Average                   Weight-
                       Stock        Average    Remaining      Stock      Average
     Exercise          Options    Exercise    Contractual   Options     Exercise
     Prices           Outstanding   Price        Life      Exercisable    Price
     ---------------------------- ----------- -----------  -----------  --------
     $0.125              394,000     $0.1250        .9       394,000    $0.125
     $3.3080-0,3135    1,003,242     $0.3080       1.8            --        --
     $0.4000             275,000     $0.4000       3.0            --        --
                       ---------                             --------

                       1,672,242                             394,000
                       ---------                             --------

In electing to continue to follow APBO No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted since 1996, including if materially different from reported results, disclosure of pro forma net income and earnings per share had compensation expense relating to the fiscal year ended March 31, 2000 and 1999 grants been measured under the fair value recognition provisions of SFAS No. 123.

The weighted-average fair values at the date of grant for options granted during the fiscal year ended March 31, 2000 and 1999 were $0.3600 and $0.2825, respectively and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                March 31, 2000    March 31, 1999
                                                --------------    --------------
      Expected life in years                          3.00              3.00
      Interest Rate                                   5.91%             5.00%
      Volatility                                     78.26%            110.2%
      Dividend Yield                                     0%                0%

The weighted-average fair values, at date of grant for options granted, were either the same or higher than the market values during the fiscal year ended March 31, 2000 and 1999. The Company's net income and earnings per share will be the same as the pro forma net income and earnings per share; therefore, the Company's pro forma information had not been presented.

NOTE 14 - COMMON STOCK ISSUED FOR NOTES CONVERSION

On October 22, 1999, the Company issued 280,000 restricted common shares in consideration for $70,000 of notes payable at the value of $0.25 per shares. In addition, the Company issued to the note holders 70,000 stock options at the average exercise price of $0.40 per share (See Note 13).

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 15 - STOCK ISSUED FOR SERVICES

On March 22, 2000, the Company issued 60,000 restricted common shares for legal expenses at the value of $0.25 per share for the total amount of $15,000.

In addition, the Company issued 3,000 restricted shares for various consulting services that have a fair market value of $750.

NOTE 16 - COMMITMENT

During the fiscal year ended March 31, 2000, the Company entered into an agreement with an outside sales representative, Lexington Media, Inc., to sell the Company's product for a minimum weekly fee of $450. An additional 10% of commissions will be accrued and paid for sales that exceed $6,000 during a given month. The agreement may be cancelled by either party. Payments to Lexington during the current fiscal year totaled $3,835. Annual minimum commitment as of March 31, 2000 is $23,400.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

        Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of September 30, 1999, the directors' terms of office and the period each director has served are set forth in the following table:

Person                  Positions and Officers                  Since    Expires

George Morris, 61       Chairman of the Board of Directors -    1996       2000
                        Acting President/CEO
                        Vice President Marketing
Roger Casas, 51         Director                                1999       2000
                        Vice President Operations
Dawn Morris, 44         Member of the Board of Directors        1996       2000
                        Vice President Internet Sales
Kathy Boag, 46          Vice President Traditional Sales        1999       2000
Shirlene Bradshaw, 61   Member of the Board of Directors        1999       2000
                        Business Manager

        GEORGE  MORRIS,  Ph.D. Dr. Morris has been the full time Chairman of the
        ----------------------
Board of Directors, principal shareholder, Vice President or Acting President/Chief Executive Officer and Secretary of Internet Infinity since Internet Infinity went public in 1996. George Morris has also been the Chairman and Vice President of Apple Realty, Inc. doing business as Hollywood Riviera Studios since 1974 and the Chairman of the Board of Directors of L&M Media, Inc. since 1990. Dr. Morris is also the Founder and has been the President, Chairman of the Board of Directors and principal of Morris Financial, Inc., a NASD member broker-dealer firm, since its inception in 1987. He has been active in designing, negotiation and acquiring all equipment, facilities and systems for manufacturing, accounting and operations of Internet Infinity and its affiliates. Morris has produced over 20 computer training programs in video and interactive hypertext multimedia CD-ROM versions, as well as negotiating Internet Infinity's and its affiliate distribution and licensing agreements. Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas. Prior to founding Internet Infinity and its Affiliates, Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969 - 1971) and the California State University (1971 - 1999). During this period Dr. Morris served a Department Chairman for the Management and Marketing Departments. Morris has since retired from full time teaching at the University. Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, a Director of the South Bay Business Roundtable and a speaker on a number of topics relating to business, training and education. Morris has created or been directly involved in the design, writing and development of numerous Internet web sites for Internet Infinity, blank video, Greg Norman, Northwestern University, etc. He most recently taught University courses about Internet Marketing for domestic and foreign markets and Sales Force Management.

        ROGER CASAS. Mr. Casas has been a Member of the Board of Directors since
        ------------
1998 and the Vice President of Operations since Internet Infinity went public in 1996. Roger has managed production, personnel, helped coordinate marketing efforts and managed packaging, printing and shipping on a daily basis. Prior to joining Internet Infinity, Mr. Casas was a computer software marketing manager at More Media and a Financial Consultant for Stonehill Financial in Bel Air, California an Account Executive for Shearson Lehman Brothers in Rolling Hills, California and Dean Witter Reynolds in Torrance, California, and the owner and operator of the Hillside restaurant in Torrance, California. Mr. Casas earned a Bachelor of Science in Business Administration, from Ashland University in Ashland, Oregon, along with a Bachelor of Art in Marketing and Psychology. Mr. Casas holds Series 22 and 7 licenses with the National Association of Securities Dealers, Inc. and is a registered representative with Morris Financial.

    KATHY BOAG.  Ms. Boag has been the Sales  Manager  and/or Vice  President of
    -----------
Sales since joining Internet Infinity in 1997 where she has developed and managed major accounts. Ms. Boag manages sales and coordinates the production of her large orders. Prior to joining Internet Infinity, she was the President of the International Television Association of Orange County. She has also been the co-owner of a marketing and distribution company for Special Interest video. She also handled the marketing, distribution and promotion for Jack LaLanne exercise programs. Ms Boag has over 20 years experience in the electronic media industry as a Sales Manager and Vice President for numerous companies. Her clients include major corporations like Yamaha, Olivetti, Sprint and the major automobile companies.

        DAWN  MORRIS.  Ms.  Morris has been the  President,  Vice  President,  a
        -------------
principal shareholder and a Director of Internet Infinity since it went public in 1996. She has also been the Vice President of L&M Media, Inc. since 1990, now an affiliate of Internet Infinity. Ms. Morris has also been the Manager of Corporate Finance/Mergers and Acquisitions and a registered representative with Morris Financial, Inc., a NASD member broker-dealer firm, since 1994. She has been responsible for the development of educational and computer training video programs, some of which have been, produced in CD-ROM and other multimedia versions. Ms. Morris has produced finance and investment, as well as commercial and infomercial programs. Prior to joining the predecessor company in 1984, Ms. Morris was a Senior Account Representative in the Office Products Division of Xerox Corporation, and a Sales Manager at Joseph Magnin Stores. Ms Morris earned a Bachelor of Business Administration in Marketing from California State
University and studied television production and directing at UCLA and California State University. Dawn Morris was nominated for Woman Graduate of the Year in the California State University System.

        SHIRLENE  BRADSHAW.  Ms.  Bradshaw  has  been a Member  of the  Board of
        ------------------
Directors since 1999 and Internet Infinity Business Manager since 1997. She has managed accounting including, receivable and payable processing and helped coordinate the supplier relationship with the Apple Media Corporation supplier. She was the Business Manager for More Media, a predecessor company of Morris & Associates, Inc. for over six years. She had extensive experience in office management and accounting before joining Internet Infinity.

ITEM 10. EXECUTIVE COMPENSATION

        Set forth below is the aggregate compensation during fiscal years 1998, 1999 and 2000 of the chief executive officer of Internet Infinity and his spouse.

Salaries

                             Fiscal Year           Annual Compensation
                             -----------           -------------------

        George Morris(1)     2000                  31,000
                             1999                  37,700
                             1998                  38,400

        Dawn Morris(1)       2000                   9,960
                             1999                   1,000
                             1998                       0

    George  Morris  received  a  salary  of  $31,000  for  internet   management
activities, and Dawn Morris received $9,960 for only a limited amount of consulting to Internet Infinity. George and Dawn Morris will each draw a salary of $500 per week commencing January 1, 2000 for their management of Internet Infinity.

Stock Options

        Set forth below are the stock options granted to the officers and directors of Internet Infinity.

        During the last three fiscal years, the officers and directors of Internet Infinity have received the following Stock Options:

                 Fiscal Year   No. of Shares   Exercise Price   Expiration Date
                 -----------   -------------   --------------   ---------------

George Morris        2000          100,000        $0.360            9/30/04
                     1999          200,000        $0.308            1/24/04
                     1998          150,000        $0.125            3/29/03

Dawn Morris          2000          100,000        $0.360            9/30/04
                     1999          200,000        $0.308            1/24/04
                     1998          150,000        $0.125            3/29/03

Kathy Boag           1999           20,000        $0.308            (2)
                     1998            5,000        $0.125            9/30/01

Roger Casas          1999           30,000        $0.308            (3)
                     1998           10,000        $0.125            9/30/01

Shirlene Bradshaw    1999           20,000        $0.308            (4)
                     1998           10,000        $0.125            9/30/01

Hollywood Riviera
Studios(1)           1999          517,242        $0.314            1/3/04
------------------------

(1) These options are under the control of George Morris, chief executive officer of Internet Infinity.

(2)  10,000 of these  options  expire on 3/30/03 and 10,000 expire on 3/30/04

(3) 10,000 of these options expire on 3/30/03, 10,000 expire on 3/30/04 and 10,000 expire on 1/24/04

(4)  10,000 of these  options  expire on  3/30/03 and 10,000 expire on 3/30/04

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below sets forth, as of March 31, 2000 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

                                                                  Percent of
                                                    Number       Outstanding
        Name and Address                           of Shares       Shares
        --------------------------------           ---------     -----------

        L&M Media, Inc. (1)                        4,535,714        43.73
        663 the Village
        Redondo Beach, CA  90277

        Dawn Morris                                1,238,000        11.93
        663 the Village
        Redondo Beach, CA  90277

        Apple Realty, Inc. d/b/a
        Hollywood Riviera Studios  (1)             1,034,482         9.97
        663 the Village
        Redondo Beach, CA  90277

        George Morris, Chairman/CEO                  938,000        9.04
        663 the Village
        Redondo Beach, CA  90277

        Kathy Boag, Vice President                       500         .01
        16548 Bolsa Chica St  #154
        Huntington Beach,  CA 92649

        Roger Casas, Vice President                   12,000         .12
        108 E. 228th St
        Carson, CA 90745


        Shirlene Bradshaw, Director                   10,000        .10
        1900 W. Artesia #38
        Gardena, Ca 90745

        Officers and Directors
        as a group (5 persons)(2)                   7,769,196     74.90
        ------------------------

        (1) The shares owned of record by L&M Media, Inc. and Hollywood Riviera Studios are under the control of George Morris.

        (2) These officers and directors are George Morris and Dawn Morris, his spouse.

Changes in Control

        There are no arrangements, which may result in a change in control of Internet Infinity.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Our company is under the control of George and Dawn Morris, husband and wife, who beneficially own 74.7 percent of all outstanding stock of Internet
Infinity, Inc. The basis of their control, and the relationship of all affiliates of Internet Infinity, are depicted in the following chart:

        1.     George and Dawn Morris
               ----------------------

               a.     They own 98 percent of L&M Media, Inc.
                                             ---------------

                      i.     It owns 100 percent of Apple Media Corporation
                                                    -----------------------

                      ii. It owns 43.73 percent of Internet Infinity, Inc.
                                                   -----------------------

               b.     They  own  100  percent  of  Apple  Realty,  Inc.,   d/b/a
                                                   -----------------------------
                      Hollywood Riviera  Studios
                      --------------------------

                      i.     It owns 9.97 percent of Internet Infinity, Inc.
                                                     -----------------------

               c.     They own 20.97 percent of Internet Infinity, Inc.
                                                -----------------------

                      i.     It  owns  100 percent  of Electronic  Media Central
                                                       -------------------------
                             Corp.
                             -----

                      ii.    It owns 100 percent of Morris & Associates, Inc.
                                                    -------------------------

        Summary
        -------

         .98   x      .453   =      .4373
        1.00   x      .103   =      .0997
                      .218   =      .2097


        George and Dawn Morris
           beneficially own         .7467 of Internet Infinity, Inc.

        The Fiscal Year 1998 L&M Media, Inc. Transactions
        -------------------------------------------------

        On July 30, 1997, L&M Media, Inc. subscribed to purchase 125,000 shares of Internet Infinity Common Stock, valued at $0.60 a share, $0.02 below the closing price and $0.10 more than the bid price for Internet Infinity common shares on August 1, 1997. In addition to its obligation to pay for these subscribed shares, L&M Media assigned to Internet Infinity a three-year exclusive distribution right for five health and medical video programs. L&M Media is 98 percent owned by George and Dawn Morris, husband and wife, and they are directors and executive officers of Internet Infinity.

        On February 27, 1998, L&M Media, Inc. subscribed to purchase 2,142,897 restricted shares of Internet Infinity Common Stock at $0.14 a share, or 50 percent of the lowest closing price of $0.28 for Internet Infinity Common Stock within last sixty days prior to February 27, 1998. In addition to its obligation to pay for these subscribed shares, L&M Media assigned to Internet Infinity a three-year exclusive distribution right for 20 additional health and medical video programs.

        The 50 percent value of the "free-trading" stock price assigned to the February 27, 1998 stock subscription for licensing rights to 20 additional health and medical programs is deemed reasonable considering the inability of L&M Media to dispose of the restricted stock for a long period of time. In addition, standard media industry practice usually requires cash advance payments for the acquisition of distribution rights of programs.

        To summarize, L&M Media subscribed to purchase 2,267,897 shares of Internet Infinity's Common Stock in exchange for:

        * a subscription agreement obligation to pay $375,000 to Internet Infinity,

        * the exclusive distribution rights to twenty-five health and medical video programs, and

        * royalties set at fifteen percent of sales, the payment of which royalties will go to the reduction of the stock subscription obligation until the stock subscriptions are paid in full.

        The Fiscal Year 1999 Hollywood Riviera Studios Transaction.
        -----------------------------------------------------------

        On January 4, 1999, Apple Realty, Inc., d/b/a Hollywood Riviera Studios subscribed to purchase 517,241 restricted shares of Internet Infinity Common Stock at $0.29 a share, or 50 percent of the closing price of $0.57 for Internet Infinity Common Stock on January 4, 1999. In addition to its obligation to pay for the subscribed shares, Apple Realty, Inc. assigned to Internet Infinity a three-year licensing distribution right for five training modules on Personal and Sales Skill Development. Apple Realty, Inc., d/b/a Hollywood Riviera Studios, is a company 100 percent owned by George Morris.

        The 50 percent value of the "free-trading" stock price assigned to the January 4, 1999 stock subscription for licensing distribution rights for five training modules on Personal and Sales Skill Development is deemed reasonable considering the inability of Hollywood Riviera Studios to dispose of the restricted stock for a long period of time. In addition, standard media industry practice usually requires cash advance payments for the acquisition of distribution rights of programs.

        Also, as part of the same transaction, Internet Infinity issued 258,621 stock options to Hollywood Riviera Studios exercisable at $0.627 a share. The options were priced at 110 percent of the $0.57 Common Stock closing price on January 4, 1999. The Hollywood Riviera stock options, after the two-for-one stock split of February 25, 1999, are now for 517,241 shares at a $0.3135 exercise price.

        To summarize, Apple Media, d/b/a Hollywood Riviera Studios subscribed to purchase 517,241 shares of Internet Infinity's Common Stock and obtained stock options to purchase 517,241 shares of our Common Stock at $0.3135 a share in exchange for:

        * a subscription agreement obligation to pay $150,000 to Internet Infinity,

        * the exclusive distribution rights to five training program modules on Personal and Sales Skill Development,

        * royalties set at twenty percent of sales, the payment of which royalties will go to the reduction of the stock subscription obligation until the stock subscription is paid in full.

        As of March 31, 2000 there have been no sales by Internet Infinity or its affiliates of any of the twenty-five video programs on Health and Medicine or of any of the five video modules on Personal and Sales Skill Development. However, no resources were available to promote sales of these products. We project that sales will commence of the Personal and Sales Skill Development modules during the third quarter of the fiscal year to commence April 1, 2000 and that sales will commence of the Health and Medicine programs during the fourth quarter of the fiscal year to commence April 1, 2000. However, Internet Infinity cannot guarantee any sales of these programs.

        Internet Infinity also sells special interest video programs on other subjects, which video programs are owned by L&M Media. There are approximately 200 of these programs. Internet Infinity pays a ten-percent royalty on these sales to L&M Media. L&M Media's cost of goods is set at twenty percent of sales with its cost of goods to cover all its manufacturing and assembly costs as well as the shipping costs to our customers' doors. L&M Media agreed to purchase the Health and Medicine program library in 1986 for $400,000. It consists of 400 hours of video footage and partially or fully edited titles. We estimate the replacement cost of each of the completed twenty-five programs to be approximately $62,500 or a total value in excess of $1,500,000.

        L&M Media developed the Personal and Sales Skill Development modules and has sold them over the last ten years. Hollywood Riviera Studios is revising and expanding the multimedia delivery of the programs. We estimate the replacement cost of each module to be $150,000 or $750,000 for the set of five.

        We buy all of our duplication and blank video products and services from Apple Media Corporation ("AMC"), a manufacturing company under the control of and owned by George and Dawn Morris, directors, executive officers and major shareholders of Internet Infinity. Due to a lack of working capital available to Internet Infinity, George and Dawn Morris acquired the predecessor to AMC, known as Video Magnetic, LLC, in order that it would continue to provide a sales distribution opportunity for Internet Infinity. Internet Infinity had earlier established a distribution arrangement with Video Magnetics, LLC in 1996. When the previous owner indicated he would sell Video Magnetics and terminate the distribution arrangement with our company, the Morrises bought Video Magnetics to maintain the product source. Video Magnetics was an insolvent company at the time of the Morris' acquisition. However, the successor company to Video Magnetics, Apple Media Corporation, is solvent. George and Dawn Morris finally settled the purchase transaction for Video Magnetics through mediation and are paying the purchase notes over the next four years.

        Internet Infinity takes title to the products it purchases from Apple Media Corporation, which is 98 percent owned by George Morris, president of Internet Infinity, just as it did under the original distributorship agreement with independently owned Video Magnetics, LLC. Internet Infinity will take title to products under the independent distributorship agreement with Ingram Book Company. This distributorship model for taking title is planned for other, future distributorship arrangements.

Internet Infinity, Inc. and L&M Media, Inc. Operating Structure
---------------------------------------------------------------

        Under this distributorship arrangement, Internet Infinity, Inc. is responsible for the collection of accounts receivable and must collect them or take a bad debt loss. However, Internet Infinity carries CNA accounts receivable loss insurance. As is standard business practice with a drop-ship arrangement, Electronic Media Central, the 100 percent owned subsidiary of Internet Infinity, does not carry an inventory. However, Morris & Associates does carry a small, finished goods inventory of special interest videos from time to time and a $39,039 packaging inventory as of March 31, 2000 to prepare orders for the 200 special interest videos. An Internet hosting service handles the server computer equipment for the Internet. By these means the management of Internet Infinity attempts to minimize the risk of loss from inventory and accounts receivable as well as technology obsolescence.

        The process for taking orders, shipping, billing and collection is as follows: When Internet Infinity sells Electronic Media Central products and services to an independent customer, we first determine the sales credit terms that will be given to the customer based on a credit worthiness review. If the order will be shipped on an open account basis and is over approximately $5,000, we contact our accounts receivable insurance company, CNA, for credit insurance approval. After credit terms and freight are determined by Internet Infinity, we issue a purchase order to Apple Media Corporation, which is 98 percent owned by George Morris, the president of Internet Infinity, for the products and services ordered including shipping. Apple Media sources materials and components, manufactures or assembles and drop ships the order to the Internet Infinity customer. Internet Infinity invoices the customer for the products and services delivered and credits its sales account and debits the accounts receivable account  in  Internet  Infinity's  general  ledger at the time of  shipment  and invoicing. Internet Infinity is responsible for collecting the accounts receivable from the customers. Apple Media grants a 20 percent wholesale trade discount to Internet Infinity on the order amount and charges Internet Infinity at the time of shipping. Internet Infinity is solely responsible for the payment of its accounts payable to Apple Media, Inc. The CNA accounts receivable loss insurance does not cover losses under $5,000 and the policy has a $10,000 deductible.

        The major risk for Internet Infinity is the non-payment of accounts receivable from an order. Internet Infinity remains responsible for payment of the wholesale cost of the order to Apple Media even if a customer doesn't pay. Internet Infinity maintains a $39,039 packaging inventory and thereby reduces potential losses on inventory shrinkage and obsolescence. However, the absence of a complete Internet Infinity inventory and the control of any inventory by a supplier to Internet Infinity has operated to reduce our control over the shipping priority of orders.

        When we sell pre-recorded video programs to media retailers, wholesalers and school suppliers, we place an order with Apple Media for the products and services, including shipping. Apple Media sources, manufactures or assembles, with Morris & Associates' packaging, and drop ships the product to our customer. Apple Media gives Internet Infinity an 80 percent discount off the total order amount including freight. The 80 percent gross margin before packaging and royalties remaining for Internet Infinity gives Internet Infinity a very profitable, low volume, distribution opportunity. The 80 percent gross profit margin for Internet Infinity from pre-recorded video sales versus the 20 percent for duplication and blank media sales to independent customers reflects the significantly higher price and profit margin associated with selling a video tape with a program on it versus a blank tape or the lower margin for duplicating an independent customer tape or CD. During fiscal year 2000, the 80 percent of these sales amounted to $39,639.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this form 10-KSB.



        Exhibit No.                         Description
        -----------                         -----------

           2          -     Certificate of Ownership   and  Merger  of  Morris &
                              Associates, Inc., a California corporation,   into
                              Internet Infinity, Inc., a Delaware corporation*

           3          -      Articles  of  Incorporation  of  Internet Infinity,
                               Inc.*

           3.1        -      Amended Certificate of  Incorporation  of  Internet
                               Infinity, Inc.*

           3.2        -      Bylaws of Internet Infinity, Inc.*

          10.1        -      Master License  and  non-exclusive    Distribution
                               Agreement between  Internet Infinity,  Inc.   and
                               Lord & Morris Productions, Inc.*

          10.2        -      Master License and Exclusive Distribution Agreement
                               between L&M Media, Inc. and Internet Infinity, Inc.*

          10.3        -      Master License and Exclusive Distribution Agreement
                               between Hollywood Riviera Studios and Internet Infinity, Inc.*

          10.4        -      Fulfillment  Supply  Agreement   between   Internet
                               Infinity, Inc. and Ingram Book Company*


        *Previously filed and incorporated herein by reference.

(b)  Reports on form 8-K

        None

                                   SIGNATURES


        In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNET INFINITY, INC.



Date:  July 10, 2000                   By /s/ George Morris
                                          --------------------------------------
                                          George Morris, Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  July 10, 2000                       By /s/ George Morris
                                              ----------------------------------
                                              George Morris, Chief Financial
                                                   Officer, Chief Accounting
                                                   Officer and Director



Date:  July 10, 2000                        By /s/ Roger Casas
                                               ---------------------------------
                                               Roger Casas, Vice President and
                                                   Director



Date:  July 10, 2000                        By /s/ Dawn Morris
                                               ---------------------------------
                                               Dawn Morris, Vice President and
                                                   Director



Date:  July 10, 2000                        By /s/ Shirlene Bradshaw
                                               ---------------------------------
                                               Shirlene Bradshaw, Director