Form 10QSB
period 2000-06-30
INTERNET INFINITY INC
filed 2000-08-17
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
               the transition period from _________ to __________


                             INTERNET INFINITY, INC.
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-27633

                        State of Incorporation: Delaware
                      IRS Employer I.D. Number: 95-4679342


                           3303 Harbor Boulevard, K-5
                          Costa Mesa, California 92626
                             Telephone 714-434-0433
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

        As of June 30, 2000, there were 10,373,196 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

        Transitional Small Business Disclosure Format (check one):  Yes[ ] No[X]

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
    Cash                                                         $        6,404
    Accounts receivable, net of allowance for
     doubtful accounts of $6,500                                        109,694
    Inventory                                                            39,039
    Note receivable - related companies - current                        37,500
    Prepaid expense                                                       2,907
    Net current deferred tax asset                                       28,577
                                                                  -------------

           Total Current Assets                                         224,121
                                                                  -------------

PROPERTY AND EQUIPMENT, AT COST                                              --

OTHER ASSETS
    Note receivable - related company                                   210,343
    Programming costs, net of amortization                                6,665
                                                                  -------------

           Total Other Assets                                           217,008
                                                                  -------------

           Total Assets                                          $      441,129
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                $       93,917
    Accounts payable and accrued expenses                                57,922
    Accounts payable - related company                                   56,935
    Due to officer - current                                             36,000
                                                                  -------------

           Total Current Liabilities                                    244,774
                                                                  -------------
LONG-TERM LIABILITIES
    Due to officer - non-current                                        113,793
                                                                  -------------

           Total Liabilities                                            358,567
                                                                  -------------
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001; authorized
      1,000,000 shares; issued and outstanding 0 shares                      --
    Common stock, par value $.001; authorized
      20,000,000 shares; issued and outstanding
      10,373,196 shares                                                  10,373
    Paid-in capital                                                     997,546
    Retained earnings (deficit)                                        (425,534)
    Unpaid stock subscription                                          (499,823)
                                                                  -------------

           Total Stockholders' Equity                                    82,562
                                                                  -------------

           Total Liabilities and Stockholders'                   $      441,129
                                                                  =============

                    See Accompanying Selected Information to
                  Unaudited Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                             June 30,
                                                    --------------------------
                                                        2000           1999
                                                    ------------  ------------

REVENUE (NET)                                       $   320,776   $   278,193

COST OF SALES                                           250,747       206,452
                                                     ----------    ----------

          Gross Profit                                   70,029        71,741

OPERATING EXPENSES                                       66,260        35,962
                                                     ----------    ----------

      Net Income Before Other Income (Expense)
        and Provision for Taxes                           3,769        35,779

OTHER INCOME (EXPENSE)
   Interest income                                        3,683            --
   Interest expense                                      (4,037)       (3,200)
                                                     ----------    ----------

      Net Income Before Income Taxes                      3,415        32,579

(PROVISION) BENEFIT FOR INCOME TAXES                         --        (6,500)
                                                     ----------    ----------

      Net Income                                    $     3,415   $    26,079
                                                     ==========    ==========

BASIC NET INCOME PER SHARE:
     Basic                                          $       .00   $       .00
                                                     ==========    ==========

     Diluted                                        $       .00   $       .00
                                                     ==========    ==========

WEIGHTED-AVERAGE COMMON SHARES
     Basic (Note 4)                                  10,373,196    10,010,196
                                                     ==========    ==========

     Diluted                                         10,767,196    14,210,196
                                                     ==========    ==========

                    See Accompanying Selected Information to
                  Unaudited Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                            2000         1999
                                                          --------     --------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income                                              $  3,415     $ 26,079
  Adjustments to reconcile net (loss) to net cash
   Amortization and depreciation                               952        1,493
     Royalty expense used against unpaid stock                 728           --
   (Increase) decrease in accounts receivable                7,086       (1,679)
   Increase in current liabilities and accrued expenses      1,615          685
     (Decrease) in trade accounts payable - related        (27,754)          --
     (Increase) decrease in interest payable                 4,037       (3,190)
     (Increase) in interest income receivable               (3,683)          --
     (Increase) in prepaid expense                          (1,391)          --
     Decrease in deferred tax asset                             --        6,500
                                                           -------      -------
      Net Cash Flows Provided (Used) by Operating          (14,995)      29,888
                                                           -------      -------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   (Increase) decrease in note receivable - related          2,900      (56,045)
                                                           -------      -------
      Net Cash Flows Provided (Used) by Investing            2,900      (56,045)
                                                           -------      -------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Increase in note payable                                     --          730
   (Decrease) in due to related party                       (2,000)      (1,500)
   Proceeds from officer's loan                              3,450           --
   Payment of loan due to officer                           (3,000)     (10,955)
                                                           -------      -------
      Net Cash Flows (Used) by Financing Activities         (1,550)     (11,725)
                                                           -------      -------

NET (DECREASE) IN CASH                                     (13,645)     (37,882)

CASH AT THE BEGINNING OF THE YEAR                           20,049       64,458
                                                           -------      -------

CASH AT THE END OF THE YEAR                               $  6,404     $ 26,576
                                                           =======      =======

ADDITIONAL DISCLOSURES:
   Interest paid                                          $     --     $  3,190
                                                           =======      =======

   Income taxes paid                                      $     --     $    800
                                                           =======      =======

                    See Accompanying Selected Information to
                  Unaudited Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1 - MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Internet Infinity, Inc. and Subsidiaries (the Company) at June 30, 2000, and the results of operations and the cash flows for the three months ended June 30, 2000 and 1999.

     The notes to the Condensed Consolidated Financial Statements which are incorporated by reference into Form 10-SK, for the year ended March 31, 2000, should be read in conjunction with these Condensed Consolidated Financial Statements

NOTE 2 - RECLASSIFICATION

    Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 3 - STOCKHOLDERS' EQUITY

The following is an analysis of activities in the Stockholders' Equity for the three months ended June 30, 2000:

                                                                                Unpaid
                                                                  Additional     Stock
                             Preferred          Common Stock       Paid-In        Sub-      Retained
                           Shares  Amount    Shares     Amount     Capital     scription    (Deficit)   Balance
                           ------  ------  ----------  --------   ----------  -----------  -----------  --------

     Balance at 3/31/00       --      --   10,373,196  $ 10,373   $ 997,546   $ (500,551)  $ (428,949)  $ 78,419

     June 30, 2000
           Royalty earned     --      --           --        --          --         728            --        728
           Net                --      --           --        --          --          --         3,415      3,415
                            ----    ----   ----------   -------    --------    ---------    ---------    -------

     Balance at 6/30/00       --   $  --   10,373,196  $ 10,373   $ 997,546   $ (499,823)  $ (425,534)  $ 82,562
                            ====    ====   ==========   =======    ========    =========    =========    =======


NOTE 4 - CORRECTION OF ERROR

Basic weighted-average common shares outstanding for the three months ended June 30, 1999 were incorrectly reported as 11,010,196 shares in the 10Q, which was previously filed. The correct basic weighted-average common shares outstanding for the three months ended June 30, 1999 were 10,010,196. The basic net income per share for the three months ended June 30, 1999 still remains as $0.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Quarter of 2000 Compared to First Quarter of 1999

Sales

        Internet Infinity revenues for Q1 2001 were $320,776, a 15.3% increase in revenues over Q1 2000 of $278,193. The increase in sales was attributable to an increased effort by the Internet Infinity sales force with existing customers and orders from new network marketing industry customers.

Cost of Sales

        Our cost of sales increased to $250,747 for Q1 2001, or 78.2% of sales, over $206,542 for Q1 2000, or 74.1% of sales. This increase in the cost of sales is due primarily to an increase in the sales of lower margin duplication sales over pre-recorded video program sales.

Gross Margin

        The company's gross margin decreased to $70,029 for Q1 2001, or 21.8% of sales, from $71,741 for Q1 2000, or 25.8% of sales. This decrease is attributable to the increased sales of lower margin services in the period as noted above.

Operating Expenses

        Operating expenses for Q1 2001 increased to $66,200, or 20.7% of sales, over $35,962, or 12.9% of sales, for Q1 2000. This large increase in operating expenses is primarily due to a $9,264 increase in sales person compensation, $12,407 for insurance premiums and $5,170 for legal and accounting fees.

Net Income (Loss)

        The company had a net income of $3,415 in Q1 2001, or 1.1% of sales, as compared with a net income of $26,079 in Q1 2000, or 9.4% of sales. The decrease in net income of $22,664 is discussed in the previous sections.

Balance Sheet Items

        Our cash position decreased from $26,576 at June 30, 1999 (Q1 2000) by $20,172 to $6,404 at June 30, 2000 (Q1 2001). Accounts receivable from non-affiliates decreased from $131,216 at June 30, 1999 (Q1 2000) by $21,252 to $109,694 at June 30, 2000 (Q1 2001), and the inventory decreased from $59,918 at June 30, 1999 (Q1 2000) by $22,418 to $37,500 at June 30, 2000 (Q1 2001).

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b)     Forms 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 17, 2000                    INTERNET INFINITY, INC.



                                           By /s/ George Morris
                                              ----------------------------------
                                              George Morris, President and Chief
                                                   Executive Officer