Form 10QSB
period 2000-09-30
INTERNET INFINITY INC
filed 2000-11-20
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________


                             INTERNET INFINITY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As  of  September  30,  2000,  there  were  10,373,196   shares  of  the
Registrant's Common Stock, par value $0.001 per share, outstanding.

        Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
      Cash                                                        $      5,633
      Accounts receivable, net of allowance for doubtful
       accounts of $6,500                                              150,428
      Inventory                                                         39,039
      Note receivable - related companies - current                     37,500
      Prepaid expenses                                                   2,907
      Net current deferred tax asset                                    28,577
                                                                   -----------
                 Total Current Assets                             $    264,084
                                                                   -----------

PROPERTY AND EQUIPMENT, AT COST                                              -

OTHER ASSETS
      Note receivable - related company                           $    204,593
      Programming costs, net of amortization                             5,713
                                                                   -----------
                 Total Other Assets                                    210,306
                                                                   -----------

                 Total Assets                                     $    474,390
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
      Notes payable                                               $     95,234
      Accounts payable and accrued expenses                             60,062
      Accounts payable - related company                                86,930
      Due to officer - current                                          36,000
                                                                   -----------
                 Total Current Liabilities                             278,226
                                                                   -----------

LONG TERM LIABILITIES
      Due to officer - non-current                                     116,205
                                                                   -----------
                 Total Liabilities                                     394,431
                                                                   -----------
STOCKHOLDERS' EQUITY
      Preferred stock, par value $.001; authorized 1,000,000
       shares; issued and outstanding 0 shares                               -
      Common stock, par value $.001; authorized 20,000,000
       shares; issued and outstanding 10,373,196 shares                 10,373
      Paid-in capital                                                  997,546
      Retained earnings (deficit)                                     (429,636)
      Unpaid stock subscriptions                                      (498,324)
                                                                   -----------
                 Total Stockholders' Equity                             79,959
                                                                   -----------

                 Total Liabilities and Stockholders' Equity       $    474,390
                                                                   ===========

             See the Accompanying Selected Information to Unaudited
                  Condensed Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE-MONTHS AND SIX-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                               For The Three-Months      For The Six-Months
                                Ended September 30,      Ended September 30,
                             ------------------------  ------------------------
                                 2000        1999         2000         1999
                             -----------  -----------  -----------  -----------

REVENUE                      $   310,237  $   342,590  $   631,013  $   620,783

COST OF SALES                    242,006      264,031      492,753      470,483
                              ----------   ----------   ----------   ----------
  Gross Profit                    68,231       78,559      138,260      150,300

OPERATING EXPENSE                 71,474       64,802      137,734      100,764
                              ----------   ----------   ----------   ----------
  Net Income (Loss)
    Other Income (Expense)
      and Provision for
      Taxes                       (3,243)      13,757          526       49,536

OTHER INCOME (EXPENSE)
   Interest income                 3,500           --        7,183           --
   Interest expense               (4,359)      (8,224)      (8,396)     (11,424)
                              ----------   ----------   ----------   ----------

        Net Income                (4,102)       5,533         (687)      38,112

(PROVISION) BENEFIT FOR
 INCOME TAXES                $        --  $    (1,500) $        --  $    (8,000)
                              ----------   ----------   ----------   ----------

        Net Income (Loss)    $    (4,102) $     4,033  $      (687) $    30,112
                              ==========   ==========   ==========   ==========

BASIC NET INCOME PER SHARE:

  Basic                      $       .00  $       .00  $       .00  $      .003
                              ==========   ==========   ==========   ==========

  Diluted                    $       .00  $       .00  $       .00  $       .00
                              ==========   ==========   ==========   ==========

WEIGHTED-AVERAGE COMMON
 SHARES OUTSTANDING:

  Basic                       10,373,196   10,010,196   10,373,196   11,447,348
                              ==========   ==========   ==========   ==========

  Diluted                     10,373,196   14,210,196   10,767,196   15,647,348
                              ==========   ==========   ==========   ==========

        See the Accompanying Selected Information to Unaudited Condensed
                       Consolidated Financial Statements.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                               2000      1999
                                                            ---------  ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income                                                $   (687)  $ 30,112
    Adjustments to reconcile net (loss) to net cash
    Amortization and depreciation                              1,904      2,986
    Royalty expense used against unpaid stock subscription     2,227      3,042
    (Increase) in accounts receivable                        (33,648)   (17,004)
    Increase in current liabilities and accrued expenses       6,290      4,811
    Increase in trade accounts payable - related party         2,241     29,282
    Decrease in interest payable                                 617         --
    (Increase) in prepaid expense                             (1,391)        --
    Decrease in deferred tax asset                                --      8,000
                                                             -------    -------

      Net Cash Flows Provided (Used) by Operating            (22,447)    61,229
                                                             -------    -------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Decrease in note receivable - related party                  4,967         --
                                                             -------    -------

      Net Cash Flows Provided (Used ) by Investing             4,967         --
                                                             -------    -------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  (Decrease) in due to related party                          (2,000)   (97,907)
  Proceeds from officer's loan                                14,064         --
  Payment of loan due to officer                              (9,000)      (405)
                                                             -------    -------

      Net Cash Flows (Used) by Financing Activities            3,064    (98,312)
                                                             -------    -------

NET (DECREASE) IN CASH                                       (14,416)   (37,083)

CASH AT THE BEGINNING OF THE YEAR                             20,049     64,458
                                                             -------    -------

CASH AT THE END OF THE YEAR                                 $  5,633   $ 27,375
                                                             =======    =======

ADDITIONAL DISCLOSURES:
  Interest paid                                             $     --   $  6,380
                                                             =======    =======

  Income taxes paid                                         $  6,747   $    800
                                                             =======    =======

7        See the Accompanying Selected Information to Unaudited Condensed
                       Consolidated Financial Statements.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
               Substantially All Disclosures Required by Generally
                 Accepted Accounting Principles are Not Included
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1 - MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Internet Infinity, Inc. and Subsidiaries (the Company) at September 30, 2000, and the results of operations and the cash flows for the six-months ended September 30, 2000 and 1999.

     The notes to the Consolidated Financial Statements which are incorporated by reference into Form 10-SK, for the year ended March 31, 2000, should be read in conjunction with these Condensed Consolidated Financial Statements.

NOTE 2 - RECLASSIFICATION

     Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 3 - STOCKHOLDERS' EQUITY

     The following is an analysis of activities in the Stockholders' Equity for the six months ended September 30, 2000:

                                                                          Unpaid
                                                             Additional   Stock
                             Preferred       Common Stock      Paid-In     Sub-      Retained
                          Shares  Amount    Shares    Amount   Capital   scription   (Deficit)   Balance
                          ------  ------  ----------  -------  --------  ----------  ----------  --------
     Balance at 3/31/00        -  $    -  10,373,196  $10,373  $997,546  $(500,551)  $(428,949)  $78,419

     September 30,
           Royalty earned      -       -           -        -         -      2,227           -     2,227
           Net (Loss)          -       -           -        -         -          -        (687)     (687)
                            ----   -----  ----------   ------   -------   --------    --------    ------

     Balance at 9/30/00        -  $    -  10,373,196  $10,373  $997,546  $(498,324)  $(429,636)  $79,959
                            ====   =====  ==========   ======   =======   ========    ========    ======

NOTE 4 - CORRECTION OF ERROR

     Basic weighted-average common shares outstanding for the six months ended September 30, 1999 were incorrectly reported at 11,010,196 shares in the 10Q, which was previously filed. The correct basic weighted-average common shares outstanding for the six months ended September 30, 1999 were 10,010,196. The basic net income per share for the six months ended September 30, 1999 still remains as $0.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1.
Financial Statements."

Results of Operations - Second Quarter 2001 Compared to Second Quarter 2000

Sales

        Internet Infinity revenues for Q2 2001 were $310,237, a 9.4% decrease in revenues over Q2 2000 of $342,590. The decrease in sales was attributable to the absence of an independent sales representative from the sales force. An existing employee has moved up to service and sell the customers as of September 30, 2000.

Cost of Sales

        Our cost of sales decreased to $242,006 for Q2 2001, or 78% of sales, down from $264,031 for Q2 2000, or 77.1% of sales. This $22,025 decrease in the cost of sales is due primarily to a decrease in sales volume and the 0.9% percentage increase in the cost of sales represents an increase of lower margin duplication sales over higher margin pre-recorded video program sales.

Gross Margin

        The company's gross margin decreased to $68,231 for Q2 2001, or 22% of sales, from $78,559 for Q2 2000, or 22.9% of sales. This slight decrease is attributable to the increased sales of lower margin services in the period as noted above.

Operating Expenses

        Operating expenses for Q2 2001 increased to $71,474, or 23% of sales, over $64,802 or 18.9% of sales, for Q2 2000. This increase of $6,672 in operating expenses for Q2 2001 over Q2 2000 is primarily due to an increase in sales person base salary compensation. The 4.1% increase in operating expenses as a percentage of sales to 23% in Q2 2001 resulted from decrease in sales by all sales persons with the increase in compensation for the major account sales person.


Net Income (Loss)

        The company had a net loss of $4,102 in Q2 2001, or 1.3% of sales, as compared with a net income of $4,033 in Q2 2000, or 1.2% of sales. The decrease in net income of $8,135 is discussed in the previous sections.


Balance Sheet Items

        Our cash position decreased from $27,375 at September 30, 1999 (Q2 2000) by $21,472 to $5,633 at September 30, 2000 (Q2 2001). Accounts receivable from non-affiliates increased from $146,541 at September 30, 1999 (Q2 2000) by $3,887 to $150,428 at September 30, 2000 (Q2 2001), and the inventory decreased from $59,918 at September 30, 1999 (Q2 2000) by $20,879 to $39,039 at September 30,
2000 (Q2 2001).

Results of Operations - First Half of Fiscal Year 2000 Compared to First Half of Fiscal Year 1999.

Sales

        Internet Infinity revenues for the first half of FY 2001 were $631,013 a 1.6% increase in revenues over the first half of FY 2000 of $620,783. The increase in sales was attributable to an increased effort by the Internet Infinity sales force with existing customers in the first quarter Q1 2001 of the first half of FY 2001.

Cost of Sales

        Our cost of sales increased to $492,753 for the first half of FY 2001, or 78.1% of sales, over $470,483 for the first half of FY 2000, or 75.8% of sales. This increase in the cost of sales is due primarily to an increase in the sales of lower margin duplication sales over pre-recorded video program sales.

Gross Margin

        The company's gross margin decreased to $138,260 for the first half of FY 2001, or 21.9% of sales, from $150,300 for the first half of FY 2000, or 24.2% of sales. This decrease is attributable to the increased sales of lower margin services in the period as noted above.

Operating Expenses

        Operating expenses for the first half of FY 2001 increased to $137,734, or 21.8% of sales, over $100,764, or 16.3% of sales, for the first half of FY 2000. This large increase in operating expenses is primarily due to a $5,352 increase in sales person compensation, $14,391 for insurance premiums and $10,196 for legal and accounting fees in the first half of FY 2001 over the first half of FY 2000.

Net Income (Loss)

        The company had a net loss of $687 in the first half of FY 2001, or .1% of sales, as compared with a net income of $30,112 in the first half of FY 2000, or 4.9% of sales. The decrease in net income of $30,799 is discussed in the previous sections.

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b)     Forms 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November 12, 2000                   INTERNET INFINITY, INC.



                                            By/s/ George Morris
                                              ----------------------------------
                                              George Morris, President and Chief
                                                   Executive Officer