Form 10QSB
period 2000-12-31
INTERNET INFINITY INC
filed 2001-02-20
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the transition period from
                             _________ to __________

                -----------------------------------------------
                             INTERNET INFINITY, INC.
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-27633

                        State of Incorporation: Delaware
                      IRS Employer I.D. Number: 95-4679342
                ------------------------------------------------

                           3303 Harbor Boulevard, K-5
                          Costa Mesa, California 92626
                             Telephone 714-434-0433
            ---------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As  of  December  31,  2000,   there  were  10,373,196   shares  of  the
Registrant's Common Stock, par value $0.001 per share, outstanding.

        Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
      Cash                                                         $      7,453
      Accounts receivable, net of allowance
        for doubtful accounts of $6,500                                 124,442
      Inventory                                                          30,255
      Note receivable - related companies - current                      36,000
      Net current deferred tax asset                                     28,577
                                                                   -------------

                 Total Current Assets                              $    226,727
                                                                   -------------

PROPERTY AND EQUIPMENT, AT COST                                              --

OTHER ASSETS
      Note receivable - related company                            $    200,594
                                                                   -------------

                 Total Assets                                      $    427,321
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Notes payable                                                $     96,123
      Accounts payable and accrued expense                               66,059
      Accounts payable - related company                                102,694
      Due to officer - current                                           49,227
                                                                   -------------

                 Total Current Liabilities                              314,103
                                                                   -------------

LONG TERM LIABILITIES
      Due to officer - non-current                                      105,437
                                                                   -------------

                 Total Liabilities                                      419,540
                                                                   -------------

STOCKHOLDERS' EQUITY
      Preferred stock, par value $.001;
        authorized 1,000,000 shares;
        issued and outstanding 0 shares                                      --
      Common stock, par value $.001; authorized
        20,000,000 shares; issued and
        outstanding 10,373,196 shares                                    10,373
      Paid-in capital                                                   997,546
      Retained earnings (deficit)                                      (502,024)
      Unpaid stock subscriptions                                       (498,114)
                                                                   -------------

                 Total Stockholders' Equity                               7,781
                                                                   -------------

                 Total Liabilities and Stockholders' Equity        $    427,321
                                                                   =============

             See the Accompanying Selected Information to Unaudited
                  Condensed Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE-MONTHS AND NINE-MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)





                              For The Three-Months         For The Nine-Months
                               Ended December 31,           Ended December 31,
                        ---------------------------- ---------------------------

                                 2000         1999          2000        1999
                               --------     --------      --------    --------

REVENUE                     $  261,087    $  470,958   $  892,100    $1,091,741

COST OF SALES                  208,891       379,458      701,644       849,941
                               --------     ---------    ---------    ----------

  Gross Profit                  52,196        91,500      190,456       241,800

OPERATING EXPENSE              123,968        34,814      261,702       135,578
                               --------     ---------    ---------    ----------

      Net Income (Loss) Before
      Other Income (Expense)
      and Provision for taxes  (71,772)       56,686      (71,246)      106,222

OTHER INCOME (EXPENSE)
     Interest income             3,686            --       10,869            --
     Interest expense           (4,302)       (1,602)     (12,698)      (13,026)
                               --------     ---------     ---------   ----------

      Net Income(Loss)         (72,388)       55,084      (73,075)       93,196
      Before Income Taxes

(PROVISION) BENEFIT FOR
 INCOME TAXES               $       --    $  (11,000)  $       --    $  (19,000)
                            -----------   -----------    ----------   ----------

      Net Income (Loss)     $  (72,388)   $   44,084   $    (73,075) $   74,196
                            ===========   ===========    ===========  ==========

BASIC NET (LOSS) INCOME PER SHARE:

      Basic                 $    (.007)   $     .004   $      (.007) $     .007
                            ===========   ===========    ===========  ==========

      Diluted               $    (.007)   $     .004   $      (.007) $     .006
                            ===========   ===========    ===========  ==========

WEIGHTED-AVERAGE COMMON
 SHARES OUTSTANDING:

      Basic                 10,373,196    10,010,196     10,373,196  11,447,348
                           ===========   ===========     =========== ===========

      Diluted               10,373,196    10,430,196     10,373,196  11,867,348
                           ===========   ===========     =========== ===========

             See the Accompanying Selected Information to Unaudited
                  Condensed Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE-MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


                                                          2000          1999
                                                         -------       -------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net income                                            $ (73,075)   $  74,196
    Adjustments to reconcile net (loss) to
     net cash provided (used) by operating
     activities:
   Amortization and depreciation                             7,617        4,484
   Royalty expense used against unpaid stock subscription    2,437           --
   (Increase) in accounts receivable                        (7,662)     (77,261)
     Inventory write-down                                    8,784           --
     Increase in accounts payable and accrued expenses      11,161        7,714
     Increase in trade accounts payable - related party     16,006           --
     Decrease in prepaid expense                             1,516           --
     Decrease in deferred tax asset                             --       19,000
                                                           ---------   ---------

      Net Cash Flows Provided (Used) by Operating          (33,216)      28,133
      Activities
                                                           ---------   ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Decrease in note receivable - related party              13,097       23,802
                                                           ---------   ---------

      Net Cash Flows Provided by Investing Activities       13,097       23,802
                                                           ---------   ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   (Decrease) in due to related party                           --      (97,907)
   Proceeds from officer's loan                             16,523           --
   Payment of loan due to officer                           (9,000)     (10,483)
                                                           ---------   ---------

      Net Cash Flows Provided (Used) by Financing            7,523     (108,390)
      Activities
                                                           ---------   ---------

NET (DECREASE) IN CASH                                     (12,596)     (56,455)

CASH AT THE BEGINNING OF THE YEAR                           20,049       64,458
                                                           ---------   ---------

CASH AT THE END OF THE YEAR                              $  7,453     $   8,003
                                                           =========   =========

ADDITIONAL DISCLOSURES:
   Interest paid                                         $  9,776     $   6,380
                                                           =========   =========

   Income taxes paid                                     $     --     $     800
                                                           =========   =========

             See the Accompanying Selected Information to Unaudited
                  Condensed Consolidated Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
     Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2000
                                   (UNAUDITED)



NOTE 1 - MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Internet Infinity, Inc. and Subsidiaries (the Company) at December 31, 2000, and the results of operations and the cash flows for the nine-months ended December 31, 2000 and 1999.

     The notes to the Consolidated Financial Statements which are incorporated by reference into Form 10-KSB, for the year ended March 31, 2000, should be read in conjunction with these Condensed Consolidated Financial Statements.

NOTE 2 - RECLASSIFICATION

     Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 3 - STOCKHOLDERS' EQUITY

     The following is an analysis of activities in the Stockholders' Equity for the nine-months ended December 31, 2000:

                                                                          Unpaid
                                                         Additional       Stock
                           Preferred       Common Stock   Paid-In         Sub-       Retained
                           -----------     --------------
                           Share  Amount    Shares     Amount  Capital    scription  (Deficit)   Balance
                           -----  ------  -----------  ------- --------   ---------- ---------   --------


     Balance at 3/31/00      --  $    --  10,373,196   $10,373 $997,546  $(500,551)  $(428,949)   $78,419

     December 31, 2000
         Royalty earned      --       --          --       --        --      2,437          --      2,437
           Net (Loss)        --       --          --       --        --         --      (73,075)  (73,075)
                           ----   ------   ----------   ------- --------  --------    --------- ----------

     Balance at              --  $       $10,373,19    $10,373 $997,546  $(498,114)  $(502,024)   $ 7,781
     December 31, 2000
                           ====   ======  ==========    ====== =========  =========  ==========   ========

NOTE 4 - CORRECTION OF ERROR

     Basic weighted-average common shares outstanding for the nine-months ended December 31, 1999 were incorrectly reported at 11,010,196 shares in the 10QSB, which was previously filed. The correct basic weighted-average common shares outstanding for the nine-months ended December 31, 1999 were 11,447,348. The basic net income per share for the nine-months ended December 31, 1999 still remains as $0.007.

NOTE 5 - STOCK OF SUBSIDIARY

     Electronic Media Central Corporation (subsidiary) issued 9,999,000 shares of common stock at $.001 per share to Internet Infinity, Inc. (parent) in exchange for a $9,999 unsecured note receivable. This transaction has been eliminated in the consolidation.

NOTE 6 - SUBSEQUENT EVENT

     Subsequent to December 31, 2000, the Company issued 46,684 shares of common stock valued at $.10 per share ($4,668) for services accrued at December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - Third Quarter 2001 Compared to Third Quarter 2000

Sales

        Internet Infinity revenues for Q3 2001 were $261,087, a 44.6% decrease from Q3 2000 revenues of $470,958. The decrease in sales was attributable to the slowing economy affecting the purchases of existing customers.

Cost of Sales

        Our cost of sales decreased to $208,891 for Q3 2001, or 80.0% of sales, down from $379,458 for Q3 2000, or 80.6% of sales. This $170,567 decrease in the cost of sales is due primarily to a decrease in sales volume.

Gross Margin

        The company's gross margin decreased to $52,196 for Q3 2001, or 20.0% of sales, from $91,500 for Q3 2000, or 19.4% of sales. This $39,304 decrease is attributable to the lower sales.

Operating Expenses

        Operating expenses for Q3 2001 increased to $123,968, or 47.5% of sales, over $34,814 or 7.4% of sales, for Q3 2000. This increase of $89,154 in operating expenses for Q3 2001 over Q3 2000 is primarily due to -

     o an increase in consulting expense from nothing in Q3 2000 to $30,300 or 11.6% of sales in Q3: 2001;

     o an increase in salaries expense from $20,931 or 4.4% of sales in Q3 2000 to $50,684 or 19.4% of sales in Q3 2001;

     o an increase in legal and accounting expense from $4,783 or 1.0% of sales in Q3 2000 to $12,763 or 4.9% of sales in Q3 2001;

     o an increase in insurance expense from $324 or 0.1% of sales in Q3 2000 to $6,704 or 2.6% of sales in Q3 2001;

     o an increase in program expense from nothing in Q3 2000 to $5,686 or 2.2% of sales in Q3 2001.

Net Income (Loss)

        The company had a net loss of $72,388 in Q3 2001, or 27.7% of sales, as compared with a net income of $44,084 in Q3 2000, or 9.4% of sales. The decrease in net income of $116,472 resulting from an increase in operating expense is discussed in the previous sections.

Balance Sheet Items

        Our cash position decreased from $8,053 at December 31, 1999 (Q3 2000) by $600 to $7,453 at December 31, 2000 (Q3 2001). Accounts receivable from non-affiliates decreased from $304,705 at December 31, 1999 (Q3 2000) by $180,236 to $124,442 at December 31, 2000 (Q3 2001), and the inventory decreased from $59,918 at December 31, 1999 (Q3 2000) by $29,693 to $30,225 at December
31, 2000 (Q3 2001).

Results of Operations - First Nine Months of Fiscal Year 2001 Compared to First Nine Months of Fiscal Year 2000

Sales

        Internet Infinity revenues for the first nine months of FY 2001 were $892,100 an 18.3% decrease in revenues over the first nine months of FY 2000 of $1,091,741. The decrease in sales was attributable to a decline in orders from existing customers attributable to the expectation of a slowing United States economy.

Cost of Sales

        Our cost of sales decreased to $701,644 for the first nine months of FY 2001, or 78.7% of sales, from $849,941 for the first nine months of FY 2000, or 77.9% of sales. This decrease in the cost of sales is due primarily to the decrease in total sales as explained above.

Gross Margin

        The company's gross margin decreased to $190,456 for the first nine months of FY 2001, or 21.4% of sales, from $241,800 for the first nine months of FY 2000, or 22.2% of sales. This decrease is attributable to the decreased total sales as explained above.

Operating Expenses

        Operating expenses for the first nine months of FY 2001 increased to $261,702, or 29.3% of sales,over $135,578, or 12.4% of sales, for the first nine months of FY 2000. This increase in operating expenses is primarily due to -

     o an increase in consulting expense from nothing in the first nine months of FY 2000 to $30,300 or 3.4% of sales in the first nine months of FY 2001;

     o an increase in insurance expense from $2,324 or 0.2% of sales in the first nine months of FY 2000 to $23,095 or 2.6% of sales in the first nine months of FY 2001;

     o an increase in legal and accounting expense from $22,142 or 2.0% of sales in the first nine months of FY 2000 to $40,229 or 4.5% of sales in the first nine months of FY 2001;

     o an increase in salaries expense from $92,284 or 8.5% of sales in the first nine months of FY 2000 to $109,677 or 12.3% of sales in the first nine months of FY 2001;

     o an increase in commission expense from $3,530 or 0.3% of sales in the first nine months of FY 2000 to $13,020 or 1.5% of sales in the first nine months of FY 2001;

     o an increase in program expense from nothing in the first nine months of FY 2000 to $7,590 or 0.9% of sales in the first nine months of FY 2001.

Net Income (Loss)

        The company had a net loss of $73,075 in the first nine months of FY 2000, or 8.2% of sales, as compared with a net income of $74,196 in the first nine months of FY 2000, or 6.8% of sales. The decrease in net income of $147,211 is discussed in the previous sections.

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b)     Forms 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 16, 2001                   INTERNET INFINITY, INC.


                                             By:/s/ George Morris
                                             -----------------------------------
                                             George Morris, President and Chief
                                                   Executive Officer

                             FINANCIAL DATA SCHEDULE





TYPE                                             EX-27
DESCRIPTION                                      12/31/00 Financials
TEXT
ARTICLE                                          5

TABLE

PERIOD-TYPE                                                                9-MOS
FISCAL-YEAR-END                                                      MAR-31-2001
PERIOD-START                                                         APR-01-2000
PERIOD-END                                                           DEC-31-2000
CASH                                                                       7,453
SECURITIES                                                                     0
RECEIVABLES                                                              130,942
ALLOWANCES                                                                 6,500
INVENTORY                                                                 30,255
CURRENT-ASSETS                                                           427,321
PP&E                                                                           0
DEPRECIATION                                                                   0
TOTAL-ASSETS                                                             427,321
CURRENT-LIABILITIES                                                      314,103
BONDS                                                                          0
PREFERRED-MANDATORY                                                            0
PREFERRED                                                                      0
COMMON                                                                 1,007,919
OTHER-SE                                                                       0
TOTAL-LIABILITY-AND-EQUITY                                               427,321
SALES                                                                    892,100
TOTAL-REVENUES                                                           892,100
CGS                                                                      701,644
TOTAL-COSTS                                                              261,702
OTHER-EXPENSES                                                                 0
LOSS-PROVISION                                                                 0
INTEREST-EXPENSE                                                           1,829
INCOME-PRETAX                                                           (73,075)
INCOME-TAX                                                                     0
INCOME-CONTINUING                                                       (73,075)
DISCONTINUED                                                                   0
EXTRAORDINARY                                                                  0
CHANGES                                                                        0
NET-INCOME                                                              (73,075)
EPS-PRIMARY                                                                 .007
EPS-DILUTED                                                                 .007