Form 10KSB
period 2001-03-31
INTERNET INFINITY INC
filed 2001-06-29
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            INTERNET INFINITY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                   0-27633                95-4679342
-------------------------------    ---------------         -----------------
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

     Title of each class                        Name of each exchange on which
     to be so registered                        each class is to be registered
            None                                               None


Securities  to  be  registered  under  Section  12(g)  of  the  Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,140,826

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $307,416 computed by reference to the $0.115 average of the bid and asked price of the Company's Common Stock on June 22, 2001.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,419,880 shares of Common
Stock,  $0.001  par  value,  on  June  22,  2001.

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

     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Item     1.     Description  of  Business                                   1
                Products                                                    3
                Suppliers  and  Sub-Contractors                             4
                Distribution  Methods                                       6
                Competition                                                 7
                Advertising  and  Promotion                                 7
                Dependence  on  Major  Customers                            7
                Patents,  Trademarks  and  Licenses                         8
                Government  Approval  and  Regulations                      8
                Research  and  Development                                  8
                Cost  of  Compliance  with  Environmental  Laws             8
                Seasonality                                                 8
                Employees                                                   8
                New  Products  and  Services                                8

Item     2.     Description  of  Property                                   8

Item     3.     Legal  Proceedings                                          9

Item     4.     Submission  of  Matters to a Vote of Security Holders       9

Item     5.     Market  for Common Equity and Related Stockholder Matters   9

Item     6.     Management's  Discussion  and  Analysis                    11

                Results  of  operations                                    11
                Sales                                                      12
                Gross  margin                                              12
                Selling,  General  and  Administrative  Expense            13
                Royalties  Expense                                         14
                Net  Profit  (Loss)                                        14
                Balance  Sheet  Items                                      14
                Liquidity  and  Outlook                                    14

Item     7.     Financial  Statements                                      15

Item     8.     None

Item     9.     Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                   of  the  Exchange  Act                                  33

Item     10.     Executive  Compensation                                   34

Item     11.     Security Ownership of Certain Beneficial
                   Owners and Management                                   36

Item     12.     Certain  Relationships  and  Related  Transactions        41

Item     13.     Exhibits  and  Reports  on  Form  8-K                     47

                 Signatures.                                               48

     PART  I

Item  1.     Description  of  Business.

     Internet  Infinity,  Inc.  (the  "Company") was incorporated on October 27,
1995 in the State of Delaware. We raised $375,000 under Rule 504 in a non-registered public offering of our common stock during the period August 1996 through July 1997. We conduct our business from our sales headquarters office in Costa Mesa, California. We first had revenues from operations in 1996.

     Our initial focus was on selling Internet software. However, by late 1996 we began experiencing significant product returns from our software sales. Sam's Club returned $237,000 of a $257,000 single order of a new Internet Access program. Sam's Club reason for the return was a lack of retail sales for this type of product caused by competitors' low- or free-of-cost browser and other
Internet utility programs. By early 1997 our software sales were slipping toward zero and Internet Infinity had to find an alternative revenue opportunity to survive.

     We first turned our attention and efforts to selling electronic media duplication and packaging services offered by an unaffiliated company, Video Magnetics, LLC. Internet Infinity had experience with videotape duplication and CD-ROM from prior sales of our special interest video programs and Internet software programs. In addition, the growing digital media market offered compatible alternative electronic media opportunities to Internet Infinity. One of Internet Infinity's early software packages for the retail market included a combination of CD and access to the Internet. The 70-year-old owner of Video Magnetics had primarily sold, to small local companies, video tape duplication services, CD-ROM duplication services, new low quality and used blank video tapes, video tape packaging supplies and used video tape duplication equipment. In December 1996, the owner of Video Magnetics said he wanted to get rid of the business and retire as soon as possible. He advised Internet Infinity that he believed a new owner would not want to continue the distribution arrangement Video Magnetics had with Internet Infinity. Therefore, the only way to guarantee Internet Infinity's right to distribute the products and retain the existing customer base that came from Video Magnetics was to acquire Video Magnetics. Accordingly, George Morris, our chief executive officer and a director with his wife, Dawn Morris, the controlling shareholders of our company, through another company, L&M Media, Inc., in which they have had a 98 percent ownership for over ten years, bought Video Magnetics' business in early 1997. If Morris had not acquired Video Magnetics, the sales to existing Video Magnetics customers that had been turned over by Video Magnetics to Internet Infinity and the availability of Video Magnetics' low-cost, in-house manufacturing facilities would probably have been lost to any other new owner of Video Magnetics.

     L&M Media, Inc., the acquirer of Video Magnetics' business, had produced and created special interest video programs, such as how-to sports, home, auto and business training.

     On December 1, 1998, Apple Media Corporation, a wholly owned subsidiary of L&M Media, Inc., assumed all responsibility for business operations of the former Video Magnetics, Inc. Apple Media focuses on the manufacturing and duplication of video, CD and related products. Apple Media Corporation, as a wholly owned subsidiary of L&M Media, Inc. is indirectly 98 percent owned by George and Dawn Morris since George and Dawn Morris own 98 percent of L&M Media, Inc.

     Apple Media Corporation is the major supplier of products to Internet Infinity and its subsidiaries. It provides blank video, video packaging supplies and duplication of video and CD Media on credit terms as needed by Internet Infinity and its subsidiaries.

     At the time we acquired Video Magnetics we also added to the Internet Infinity business the distribution of better quality blank videotapes, recordable compact discs ("CDRs") and pre-recorded video programs on numerous subjects. L&M Media, Inc. and its wholly owned subsidiary Apple Media Corporation, source new suppliers of electronic media materials and components at the annual industry "Replitech Exposition" and through the industry trade publication "Tape & Disk Business." In addition, we continuously check supplier prices and request price competition between suppliers. The business rationale is to increase Internet Infinity sales with more products and services. The licensed, pre-recorded video programs are owned by L&M Media, Inc., an affiliated company 98 percent owned by George and Dawn Morris. Internet Infinity contacts school distributors by telephone to offer these licensed programs. Program subjects include "how-to" for various sports, cooking, home and auto repair, lawn and garden, crafts, business success and computer software training.

     In July 1997 we started to accumulate the distribution rights to twenty-five Health and Medical video programs owned by L&M Media, Inc., which is 98 percent owned by George and Dawn Morris, the controlling shareholders and officers and directors of Internet Infinity. Acquiring distribution rights from L&M Media for the first five programs in July 1997 was a starting point for Internet Infinity to work with the business possibilities of developing an on-line Internet health and medical library. In order, to control the rights to all the programs currently available from L&M Media and stop L&M Media from granting the distribution rights to another company. Internet Infinity agreed to acquire the distribution rights from L&M Media for the remaining twenty completed health and medical programs in February 1998. In early 1999 we purchased, from L&M Media and from Hollywood Riviera Studio, the distribution rights to five video modules on Personal and Sales Skill Development. The five modules of the Personal and Sales Skill Development are: The need/benefit approach to making friends and selling more, Identifying the problem, Developing the need, Dealing with doubts and objections, Closing for the order. Hollywood Riviera Studios is the "d/b/a" of Apple Realty, Inc., which is 100 percent owned by George and Dawn Morris, the controlling shareholders and principal officers and directors of Internet Infinity. The marketing of the Health and Medical video and Personal and Sales Skill Development has been delayed until a suitable and profitable use can be located with a partner. Ideally, a partner would have an interest in preparing and selling short one to five minute video segments as content for traffic building on web sites. At this time no such use or partner has been identified for the programs. However, Internet Infinity has retained a part-time consultant to work with the development of the Health and Medical library.

     The first "Internet Infinity Business to Business" web site www.mlmhub.com was launched in March 2000 but promotion of the site has been delayed due a lack of funding. The current plan is to begin sales of our electronic media training products with a partner company. The possibility of finding such a partner is unknown. This new business-to-business site will focus on persons with an interest in the direct selling profession. It includes a "direct selling" store with business success books, audiotape programs, videotape programs, blank videotape and CD, and videotape duplication services. In addition, the MLMHUB site plans to provide information gathered from news media and research for the visitor interested in direct selling. The funding to expand and promote this site is coming from the operating revenues of Internet Infinity and from loans of approximately $20,000 from George Morris, the President of Internet Infinity.

Business  of  Internet  Infinity

     Internet  Infinity

     - distributes electronic media duplication services and electronic blank media;

     -     distributes  prerecorded  special  interest  video  programs;

     -     distributes Internet web site services and CD authoring services; and


     - operates a business-to-business community web site for direct sales professionals.


     Products
     --------
     We  have  four  principal  products  and  services:

     -     electronic  media duplication and packaging services of four types -

           -     mini-CD  Business  cards,

           -     CD  -  compact  disks,

           -     DVD  and

           -     video  tape;

-     blank  media  of  two  types  -

     -     video  tape,  and

           -     CDR  -  Recordable  Compact  Disc;

  -     pre-recorded  special  interest  video  programs  of  six  types  -

          -     personal  development  knowledge  and  skill  development;  and

          -     computer  training,

          -     health  and  medical,

          -     sports  and  exercise  training,

          -     children's  crafts,

          -     home  and  auto  repair,  and

     -     Internet  site  development  and  marketing  support  in  two areas -

          -     non-affiliated  clients  of  Internet  Infinity,  and

          -     subsidiaries  of  Internet  Infinity.

     Suppliers  and  Sub-Contractors
     -------------------------------

     Our duplication services sold through our Electronic Media Central Corporation subsidiary and blank media product orders through our company are manufactured and fulfilled by an affiliated company, Apple Media Corporation, at a cost of 80 percent of the total invoice amount billed by us to a customer including shipping. Apple Media Corporation is a wholly-owned subsidiary of L&M Media, Inc., which is 98 percent owned by George and Dawn Morris, the controlling shareholders, officers and directors of Internet Infinity. Apple Media is solely responsible for equipment leases, raw materials and components, manufacturing, sub-contractors, packaging and shipping labor, management and physical plant overhead. We, through our Electronic Media Central Corporation wholly owned subsidiary, are responsible for our sales force compensation, direct sales and accounting clerical support and executive management out of our 20 percent of the invoice discount amount. In addition, Apple Media Corporation also provides, at a cost of $900 a month or $10,800 for the twelve-month fiscal year ended March 31, 2001, office facilities, telephone, and utilities to our sales and management staff. The $10,800 is an allowance included in the 80% cost of goods paid by Electronic Media Central to Apple Media Corporation.

     Our prerecorded video programs sold through the Morris & Associates, Inc subsidiary are manufactured, duplicated and shipped by Apple Media at a cost of 20 percent of the total invoice amount billed by us to a customer for all costs including shipping. There is a significantly lower percentage cost of goods and higher percentage gross profit margin for the pre-recorded programs versus blank media or duplications services. This difference allows our Morris & Associates wholly owned subsidiary to retain the remaining 80 percent of the sales revenue. Morris & Associates is responsible for its sales force compensation, direct sales and accounting clerical support, executive management and product packaging out of its 80 percent. Morris & Associates also pays a licensing royalty fee of between 10 percent to 20 percent of the gross sales dollars to L&M Media, Inc., which owns the programs. However, the 80 percent gross margin after cost of goods less royalties of 10 percent to 20 percent generates a net profit of 60 percent to 70 percent on sales of the programs licensed from L&M Media.

     Internet Infinity has a non-exclusive distribution license Agreement from L&M Media for approximately 200 special interest video programs that automatically renews each year on August 1 until terminated by either party without cause with thirty days written notice. Termination by either L&M Media or Internet Infinity would result in a loss of revenue to Internet Infinity. Sales for the twelve-month period ended March 31, 2001 were $28,974 down 41.5 percent from $49,549 for the twelve-month period ended March 31, 2000. Internet Infinity is planning to re-introduce the 200 special interest video programs through a partner with a low cost budget - ($2.95-$3.95 retail) line before March 31, 2002 in an attempt to increase sales. There is no way to determine when and if such a partner will be found. Internet Infinity also holds exclusive distribution licenses from L&M Media for 25 programs on Health and Medicine and from L&M Media and Hollywood Riviera Studios for five modules of Personal and Sales Skill Development programs. Any royalties owed by Internet Infinity to L&M Media from sales of the 200 special interest programs may be applied to the balance due on the stock subscription agreements between Internet Infinity, L&M Media and Hollywood Riviera Studios that are associated with both the Health and Medical and the Personal Sales Skills Development program rights obtained from L&M Media and Hollywood Riviera Studios. The Personal Sales Skills Development programs were originally developed by L&M Media but were refined and improved by Hollywood Riviera Studios. L&M Media and Hollywood Riviera Studios share in all royalties earned by the five Personal Sales Skills Development programs. L&M Media, Inc. is 98 percent owned by George and Dawn Morris, the controlling shareholders of Internet Infinity and its principal officers and directors. Hollywood Riviera Studios is 100 percent owned by George and Dawn Morris. Therefore, with the pooling of earned royalties owed to L&M Media, Internet Infinity is not required to use cash for royalty payments to L&M Media until all the stock subscription agreements are completely paid by L&M Media and Hollywood Riviera Studios.

     Our Internet design and marketing services delivered to nonaffiliated customers have declined since first introduced in 1996 due to low cost and free services offered by competitive Internet service providers. The increased competition for the creation of smaller Web sites that led to lower prices for these services and the reduction of the Internet Infinity staff in this area due to a cash shortage caused Internet Infinity to reduce its offerings of Internet design services in 1997, 1998 and 1999. It became expedient for Internet Infinity to focus on video and CD products and services sales to generate cash and financially survive in 1997. Although revenues from Internet design services have declined to zero in early 1999, the opportunity to provide these services in conjunction with CD and DVD electronic media services will be pursued. We are now focusing our Internet site design and marketing services for our own Internet product sales activities. Our current mission is to help market the products and services of our subsidiaries and selected clients with multimedia promotion and financial and transactional services to facilitate successful trade on the Internet. Therefore, Internet Infinity plans to utilize its experience and resources to launch successful Internet sites that sell its products and services. Multimedia promotion with CDs and video can communicate a story to prospects for products and services just as American On Line has used CDs to communicate their information about their products and services. The Morris and Associates, Inc. and Electronic Media Central Corporation subsidiaries of Internet Infinity have experience in creating, duplicating and distributing electronic media for clients that can be applied to its own sales and prospecting efforts.

     Internet Infinity is currently working with past employees who are now acting as lower cost independent contractors to Internet Infinity for Internet site design and development and for the creation of mini-CD electronic business cards. We have launched a first business-to-business site at www.mlmhub.com that will offer business productivity tools such as special books, training tapes and electronics. In addition, a site is now complete and ready for improvement and promotion for the sale of duplication services at (www.iiemc.com). The Internet Infinity plan calls for the utilization of CDs and videos to promote these sites since we have experience and a low internal cost with this media in addition to telemarketing activities.

     Our blank video Internet site (www.blankvideo.com) is currently generating prospects and small orders. This web site is being promoted to search engines through the submit-it service and we get a small amount of inquiries from prospects for blank videotape. The inquiries are followed up on the telephone or email by an Internet Infinity salesperson. Internet Infinity is promoting this site with on-line promotion through March 31, 2002. Sales of blank videotapes over the last twelve months ended March 31, 2001 were $18,096, down from $58,094 for the twelve months ended March 31, 2000. However, Internet Infinity management believes there is a low-cost opportunity to increase sales though the blankvideo.com Internet site.

     The first "Internet Infinity Business to Business" site www.mlmhub.com was launched in the first calendar quarter of 2000. To date, a lack of resource commitment by management has limited the development and success of this site. However, this Internet Infinity business-to-business site can provide new opportunities to sell marketing services to non-affiliated customers. The Internet Infinity marketing plan for fiscal 2002 calls for offering web services to members as part of belonging to an Internet Infinity community of businesses with similar interests. The client as a member of the business community would purchase multimedia CD and videotape promotion and Internet page development services and promotion services such as banner advertisements from Internet
Infinity to help sell their services to the community. Providing sales opportunities and market research information about the member market to a client as part of the design and promotion bundle of services from Internet Infinity creates more value to the client than a simple Internet site design service. These extra client sales opportunity and services is how Internet Infinity will differentiate its Internet and marketing services from the many competitors that offer only Internet site design services on a low price basis. There are too many competitors to name for Internet design services, as listed in the telephone yellow pages, on the Internet, in all newspapers and in many business periodicals. It is difficult for Internet Infinity to compete on a price only basis. Also, it is difficult to predict any success without the additional resources and a strategic partner.

     The functional relationship of our wholly owned subsidiaries, Electronic Media Central Corporation and Morris & Associates, Inc., to Internet Infinity helps focus sales activities and future growth in different markets. Electronic Media Central targets the business customer/user, and Morris & Associates targets the retailer or reseller to the consumer and education markets. Internet Infinity uses different personnel and tactics to market to these different markets. However, both subsidiaries share many of the same Internet Infinity resources to prepare and fulfill orders and to avoid duplication of fixed costs such as office, administration and shipping.

   The functional relationship between Internet Infinity and Apple Realty, Inc dba/ Morris Group consultants, a company owned by George Morris the controlling shareholders and officers and directors of Internet Infinity is one of independent contractors. The Morris Group is helping Internet Infinity business development by creating new skills and technologies for the company in digital video production services and the conversion of analog video to digital video for CD and the Internet. In addition, Apple Realty, Inc dba/ Morris Group with its business broker real estate license is helping the company develop and implement as strategy for possible merger and acquisition activity by Internet Infinity.

     Distribution  Methods
     ---------------------

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

     Competition
     -----------

     The electronic blank media and duplication industry is highly competitive. Large competitors such as Technicolor Corporation dominate the large volume market from the movie studios and advertising premium business. Numerous small regional competitors such as our company serve the smaller regional business and nonprofit organization markets. We have over 100 customers that have purchased more than once, and that constitutes our core customer base.

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

     In the pre-recorded video business of selling special interest programs to the public and schools, there are many small independent production company competitors. "Special interest" refers to how-to, information and other non-entertainment programs. Examples of Internet Infinity special interest programs are how-to subjects including various sports, cooking, home and auto repair, lawn and garden, crafts, business success and computer software training tapes. We have experienced a gradually declining sales over the past four years of our fully priced line for consumers to only $28,974 for the twelve months ended March 31, 2001 versus $49,549 for the twelve months ended March 31, 2000. We are considering new opportunities to sell these programs as a low priced budget line for impulse purchases in retail stores at $2.95 to $3.95 retail. Internet Infinity currently sells prerecorded video programs on a non-contract limited return basis to retail distributors. Our customers can return up to 20 percent of their total purchases over the last twelve months for credit, not for cash, against future purchases.

     Internet site development is an area that has become extremely competitive over the past two years. Many services originally offered by us are now free or are offered at very low cost from competitive Internet service providers. However, we will begin to promote these services to our existing customer base and to non-affiliated associates of our new "Internet Infinity Business to Business" web site as part of our community member value added services. The first of several planned addresses for the site is: www.mlmhub.com.

     Advertising  and  Promotion
     ---------------------------

     Our advertising and promotion is primarily electronic-media focused. We engage in telephone and fax campaigns to prospect for new customers in the electronic duplication and blank media business. In addition, we plan to recruit one or more straight-commission, independent-contractor sales representatives during the present fiscal year.

     Dependence  on  Major  Customers
     --------------------------------

     We are not dependent on any single major customer. However, as of the twelve months ended March 31, 2001 approximately 36.7 percent of our Electronic Media Central sales came from our top four customers. Sales made in an aggregate amount equal to 10% of more of our consolidated revenues include the customers: Royal Olivetti USA, GBG, Inc., Lightning Dubs, and Media Arts Group. The loss of such customers would have a material adverse effect on our company.

     Patents,  Trademarks  and  Licenses
     -----------------------------------

     We  have  no  proprietary  patents,  trademarks  or  licenses.

     Government  Approval  and  Regulations
     --------------------------------------

     We need no governmental approval for the design and marketing of our electronic media. We are not aware of any proposed governmental regulations that would affect our operations.

     Research  and  Development
     --------------------------

     We are budgeting approximately $20,000 in fiscal year 2002 for the continued development of an "Internet Infinity Business to Business" www.mlmhub.com site in addition to the continued development of www.iiemc.com using our internal non-cash company resources for this development. Our chief executive officer, George Morris, as a loan will provide cash to Internet Infinity to retain independent software and back-office information technology sub-contractors for this development.

     Cost  of  Compliance  with  Environmental  Laws
     -----------------------------------------------

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

     Employees
     ---------

     We  employ  seven  full-time  persons  and  one  part-time  person.

     New  Products  &  Services
     --------------------------

   We are in the process of researching a new sales strategy for the sales of Digital Video Disk ("DVD") and the business card mini-CD by the company. On the supply side, we have identified companies that will transfer videotape programs to CD or DVD and will replicate the CD or DVD as a subcontractor for us. On the selling side, our sales persons are planning to contact all of their existing customers to offer the transfer service and the CD or DVD replication. It is too early in the research process for us to forecast any level of success in the sales of these digital products at this time. However, with our current research, we see the increase of DVD movies offered in stores like Blockbuster and the increase in the DVD machines offered in stores like Circuit city. However, expected competition and market unknowns may not permit the company to succeed in the DVD duplication market.

     We launched a new "Internet Infinity Business to Business" eCommerce site, www.mlmhub.com, in March 2000 for the sale of business products to help small businesses succeed. Products currently include duplication services and blank video, audio, CD and packaging, books and will also ultimately include software, tapes and electronics. We plan to start offering the new products in the last quarter of 2002.

Item  2.  Description  of  Property.

     Apple Media Corporation ("AMC"), controlled by George and Dawn Morris, provides Internet Infinity and its subsidiaries with approximately 800 square feet of office space in Costa Mesa, California, and George Morris, chief executive officer of Internet Infinity, provides it approximately 600 square feet in Redondo Beach, California. Both locations with telephone and utilities are at a cost of $900 a month total to Internet Infinity. However, the $900 per month is included as an allowance in the 80% cost of goods Electronic Media Central pays Apple Media Corporation. The space provided is part of Internet Infinity's distributorship arrangement with AMC, and AMC may terminate the arrangement for free space at any time with a 30-day notice to Internet Infinity. There is a large amount of office space available for less than $1.50 a square foot within three miles of the existing office. Internet
Infinity  reserves  the  right  to  move  at  any  time.

Item  3.  Legal  Proceedings.

     Neither Internet Infinity nor any of its property is a party to any pending legal proceeding or any known proceeding that a governmental authority is contemplating.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

   None

                                     PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

     Internet Infinity's Common Stock is quoted on the Electronic OTC Bulletin Board. Its symbol is "ITNF."

     During the last two fiscal years, the range of high and low bid information for our common stock is set forth below. The source of this information is the OTC Bulletin Board.

     The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

                                   High                      Low
                                   ----                      ---

     1999
     ----
          1st  Qtr.               1.7188                    0.3750
          2nd  Qtr.               2.0625                    0.3750
          3rd  Qtr.               0.6875                    0.4800
          4th  Qtr.               0.5313                    0.3500

     2000
     ----
          1st  Qtr.               0.6000                    0.3500
          2nd  Qtr.               0.5620                    0.1870
          3rd  Qtr.               0.4300                    0.2800
          4th  Qtr.               0.2800                    0.1500

     2001
     ----
          1st  Qtr.               0.2300                    0.1500

     On March 31, 2001 there were 10,419,880 shares of common stock outstanding. There are 1,672,242 shares subject to outstanding options. No shares are subject to securities convertible into such shares of stock.

Holders

     As of March 31, 2001 there were approximately 54 holders of record of our common stock. Some 1,519,980 shares of common stock are held in brokerage accounts under the record name of "Cede & Co."

Dividends

     We have paid no cash dividends to our stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

Recent  Sales  of  Unregistered  Securities

     During the past three fiscal years, Internet Infinity sold 1,126,925 shares of our common stock in five transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Securities and Exchange
Commission. No underwriters were used to affect the sales. The names of the persons who bought the shares of stock, the dates the shares sold, the number of shares issued, the prices paid in cash or services for the shares and the nature of the consideration received by Internet Infinity are as follows.


                                           No. of
                                           Shares           Price per          Nature of
Person. . . . . . . . . .  Date            Issued           Share              Consideration
------                     ----            ------           ---------          -------------

Gary Bryant                08-28-98         50,000          $0.50              Cash
Hollywood Riviera Studios  01-04-99        517,241          $0.29              (1)
George Morris              02-25-99         75,000          $0.25              (2)
Dawn Morris                02-25-99         75,000          $0.25              (2)
Thomas J. Kenan            03-28-00         60,000          $0.25              Legal Services
David G. VanHorn           03-28-00        120,000          $0.25              (3)
Anna Moras                 03-28-00        160,000          $0.25              (3)
Minh Nguyen                03-28-00          2,000          $0.25              (4)
Pac-Max Inc                03-28-00          1,000          $0.25              (4)
Roger Casas                03-28-00         10,000          $0.125             (5)
Shirlene Bradshaw          03-28-00         10,000          $0.125             (5)
Thomas J. Kenan            02-05-01         46,684          $0.10              Legal Services


(1) Assignment of distribution rights to five Personal Development and Sales Skill Development training programs.

(2) Reduction of debt owed by Internet Infinity to this person upon this person's exercise of a stock option.

(3) Reduction of debt owed by Internet Infinity to this person by conversion to shares of stock.

(4) Suppliers consulting services paid with shares of stock rather than cash.

(5)    Employee  exercise  of  stock  option.

Internet  Infinity's  Common Stock presently trades on the OTC Bulletin Board.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

RESULTS  OF  OPERATIONS

     The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2001 and March 31, 2000.


                                Year  Ended  3-31
                            2001                    2000

Sales                       100.0%                  100.0%
Cost  of  sales              80.5                    78.8
                            -----                   -----
Gross  margin                19.5                    21.2
Selling,  general  and
    administrative
    expenses                 40.7                    20.1
Interest  Income              1.1                      .8
                            -----                   -----
Net income (loss) before
    income  taxes           (20.8)                    1.9

     SALES
     -----

     Sales decreased by $283,699 from $1,424,525 in the fiscal year ended March 31, 2000 to $1,140,826 in the fiscal year ended March 31, 2001, a decrease of
19.9 percent. The decrease in sales was attributable primarily to a decrease of $302,221 in sales of Electronic Media Central from $1,374,976 in the fiscal year ended 2000 to $1,072,755 in the fiscal year ended 2001, a decrease of 22.0 percent. The Electronic Media Central decrease in sales was attributable primarily to a decrease in purchases by existing customers caused by their anticipation of a slowing economy. Industry sales for electronic media duplication should stabilize and continue to grow with a more stable economy. Also, the proliferation of CD drives in computers, DVD players and large installed base of videocassette recorders should support demand for media in these players. In addition, the new management focus on the new CD and DVD media sales, and the planned expansion of www.mlmhub.com is expected to continue with the management commitment of additional resources. Electronic Media
Central is planning to expand its telemarketing sales force to prospect for sales of duplication services and packaging materials.

    Sales of Morris & Associates, Inc. recorded a decrease of $20,575 from $49,549 in the fiscal year ended 2000 to $28,974 in the fiscal year ended 2001, a decrease of 41.5 percent. This decrease is due primarily to the aging of the pre-recorded video programs offered to the retail market at full $9.95 pricing. We have experienced gradually declining sales over the past four years of our fully-priced line, and we are considering new opportunities to sell these programs as a low-priced budget line for impulse purchases in retail stores at $2.95 to $3.95 retail. Morris & Associates, Inc., currently sells prerecorded video programs on a non-contract, limited-return basis to retail distributors.

     In addition, the management effort that resulted in blank videotape sales of $18,096 in the fiscal year ended March 31, 2001 and www.mlmhub.com expectations for Internet Infinity are expected to continue with management's commitment of resources. Internet Infinity is also expanding its telemarketing sales force to prospect for sales of duplication services, blank media and accessory product such as packaging materials.

     GROSS  MARGIN
     -------------

     Gross margin decreased by $79,005 from $301,675, or 21.2 percent of sales, in fiscal year 2000 to $222,670, or 19.5 percent of sales, in fiscal year 2001. This decrease is primarily attributed to a cost of goods increase from an obsolete inventory markdown and use for Morris & Associates. The Morris & Associates inventory was reduced by $23,912 to $15,127 as of March 31, 2001. The decrease in gross margin was also attributable to the Electronic Media Central gross margin decrease of $60,959 from $276,354, or 20.1 percent of sales, in fiscal year 2000 to $215,395, or 20.1 percent of sales, in fiscal year 2001. This decrease in gross margin is primarily attributed to the $302,221 decrease in sales from $1,374,976 in the fiscal year ended March 31, 2000 to $1,072,755 in the fiscal year ended March 31, 2001.

     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSE

     Selling, general and administrative expenses increased by $178,466 from $286,325, or 20.1 percent of sales in fiscal year 2000, to $464,791, or 40.7 percent of sales in fiscal year 2001, an increase of 62.3 percent. For the Electronic Media Central subsidiary, selling, general and administrative expenses allocations increased by $91,552 from $151,003, or 11.0 percent of sales in fiscal year 2000, to $242,555, or 22.6 percent of sales in fiscal year 2001, a total expense increase of 60.6 percent and an increase of 11.6% as a percentage of sales. A breakdown of the increases is:

- Bad debt write-off of $36,021, which includes a $35,650 one-time write-off of a related-party receivable from Apple Media Corporation offset by a payable to related-party L&M Media as part of the clean-up of the balance sheet with the Form 10-SB filing for Electronic Media Central,

- Sales commissions increased from $6,516 to $13,020 primarily as the result of a sales representative working as an independent agent in Arizona,

- Internet Infinity retained as an independent contractor Apple Realty, Inc., d/b/a Morris Group Consultants, a company owned by George and Dawn Morris, the controlling shareholders, officers and directors of Internet Infinity. The Morris Group is helping Internet Infinity's business development by creating new skills and technologies for digital video production services and the conversion of analog video to digital video for CD and the Internet. In addition, Apple Realty, Inc., d/b/a Morris Group, with its real estate business broker license is helping the company develop and implement a strategy for possible merger and acquisition activity by Internet Infinity. Fees expenses for the Morris Group were $60,600 for the fiscal year ended March 31, 2001,

- With the reporting status of our company to the Securities and Exchange Commission, insurance expense increased with the directors' and officers' policy from $10,655 for the fiscal year ended March 31, 2000, to $35,990 for the fiscal year ended March 31, 2001,

- Professional fees including legal and accounting increased from $48,685 for the fiscal year ended March 31, 2000, to $67,625 for the fiscal year ended March 31, 2001,

- Transportation expense increased from nothing for the fiscal year ended March 31, 2000 to $5,850 for the fiscal year ended March 31, 2001, to $5,580 as reimbursement for company use of personal vehicles,

- Office expense was up from $2,743 for the fiscal year ended March 31, 2000, to $6,188 for the fiscal year ended March 31, 2001, and

- Salaries and related expenses were up from $132,787 for the fiscal year ended March 31, 2000, to $190,773 for the fiscal year ended March 31, 2001, due to additional sales and management salaries.

     ROYALTIES  EXPENSE
     ------------------

     Our distribution rights to both the health and medical programs and the personal development and sales training programs require the payment of royalties equal to fifteen percent of gross sales for the health and medical programs and twenty percent of the gross sales of the personal development and sales training programs. The royalties are owed to L&M Media and Hollywood Riviera Studios, both of which are controlled by George and Dawn Morris, controlling shareholders and principal officers and directors of Internet Infinity. The three-year exclusive distribution rights granted to Internet Infinity for these programs has been extended to allow the royalties to be applied to the extinguishment of the stock subscription agreement payments owed to Internet Infinity by L&M Media and Hollywood Riviera Studios before any cash payment is made to Internet Infinity. In addition, Internet Infinity has a similar but non-exclusive distribution license from L&M Media for approximately 200 special-interest video programs for which it owes royalties equal to ten percent of gross sales. Royalties owed to L&M from the sales of these L&M programs by Internet Infinity are also applied to the subscription agreement balance due from L&M Media.

     The benefits to Internet Infinity in dealing with L&M Media programs can be measured by the positive cash flow generated. Sales of these products have a high 80 percent gross margin before dilution caused by the payment of royalties. For the year ended March 31, 2001, these royalties accounted for $2,906 of the $23,179 gross margin obtained from the sale of these products.

     NET  PROFIT  (LOSS)
     -------------------

     We had a net loss from operations, after a provision for income taxes, in the fiscal year ended March 31, 2001 of $237,037, or $0.02 a share of our common stock. In the fiscal year ended March 31, 2000 we had a net profit from operations, after a provision for income taxes, of $16,937, or $0.002 a share of common stock. The loss of 20.8 percent of sales for fiscal year 2001 versus the
1.2 percent profit for the fiscal year ended 2000 is due to the 19.9 percent decrease in sales in fiscal year 2001 of $1,140,826, down from fiscal year 2000's $1,424,525 while operating expenses increased by 62.3 percent from $286,325 for fiscal year 2000 to $464,791 for fiscal year 2001.

     BALANCE  SHEET  ITEMS
     ---------------------

     The net loss from operations of $237,037 for the fiscal year ended March 31, 2001 increased the retained earnings deficit from $428,949 on March 31, 2000 to $665,986 on March 31, 2001. In addition, the conversion of legal fees to 46,684 shares of common stock increased the paid in capital to $1,002,167 at March 31, 2001. Our cash position increased from $20,049 for the fiscal year ended March 31, 2000 to $28,356 for the fiscal year ended March 31, 2001. Accounts receivable from non affiliates decreased from $116,780 at the end of fiscal year 2000 to $87,529 at the end of fiscal year 2001, while inventory decreased from $39,039 to $15,127 at the end of fiscal year 2001.

     LIQUIDITY  AND  OUTLOOK
     -----------------------

     We have been able to stay in operation only (1) with the services provided by Apple Media Corporation, a wholly-owned subsidiary of L&M Media, Inc., a supplier of electronic media duplication services and blank electronic media, which is under the control of George and Dawn Morris, the controlling shareholders and principal officers of Internet Infinity and (2) from the cash flow generated for Internet Infinity from the duplication sales of Electronic Media Central and the sale of high gross margin, pre-recorded video licensed from L&M Media, Inc. and Hollywood Riviera Studios, a d/b/a of Apple Realty, Inc., which is 100 percent owned by George and Dawn Morris. With both the lack of sales and the returns of Internet Infinity software from retail customers in early 1997, Internet Infinity was in jeopardy of failing with large accounts payable balances and little cash or accounts receivable available to pay debts. George and Dawn Morris personally advanced funds to Internet Infinity. They also acquired Video Magnetics, an insolvent electronic media duplication company with their personal cash and proceeded to turn around the situation for the benefit of Internet Infinity, Inc. and its sales and survival. Since early 1997, sales from electronic blank media and duplication services have continued to grow and provide the funds to reduce Internet Infinity debt and to create a new Internet product and service line. Internet Infinity has been developing for over one and a half years a small business site called www.mlmhub.com, an "Internet Infinity Business to Business" site launched in March 2000. The site will be used for the sale of business productivity books, software, tapes, electronics and supplies. George Morris has loaned funds to Internet Infinity to aid in the development of the site and is providing a personal development and sales training program in exchange for company stock granted to Hollywood Riviera Studios, a company he controls.

     Internet Infinity management believes that we will generate sufficient cash flow to support operations during the twelve months ended March 31, 2002. Sales are stabilizing, and Electronic Media Central should operate profitably with a reduction in the expenses associated with the recent Securities Exchange filings for Electronic Media Central Corporation to become a reporting company.

     In addition to cash provided from operations, stock subscription payments from L&M Media and Hollywood Riviera Studios - both controlled by George Morris
- and additional loans from George Morris, the president of Internet Infinity, for the further development of the business will provide additional cash as needed to Internet Infinity. A credit line for $25,000 from George Morris as well as a trade credit from Apple Media, Corp. will support the cash flow needs of Internet Infinity.

     The $122,124 notes payable owed to a group of investors could be paid from additional lines of credit, operations' cash flow and additional officer loans.

     Internet Infinity carries an accounts receivable insurance policy with CNA Insurance to indemnify it against any large bad debts. The payment record of our existing customers for duplication services has been good with low bad debt losses for over three years. Accordingly, management believes the risk of non-payment loss in the future has been reduced.

     The trade relationship between Internet Infinity and L&M Media, which is owned 98 percent by George Morris, president of Internet Infinity, has resulted in a $111,319 note receivable to Internet Infinity from L&M Media. The current amount of $36,000 is due and payable at the rate of $3,000 or more per month plus six percent simple interest. This note receivable from L&M Media is partially secured by George Morris using the $167,985 notes due to him by Internet Infinity, Inc., payable at the rate of $3,000 or more per month plus six- percent simple interest.

ITEM  7.  FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITORS' REPORT




TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
INTERNET  INFINITY,  INC.  AND  SUBSIDIARIES

To  the  Board  of  Directors  and  Stockholders
Internet  Infinity,  Inc.  and  Subsidiaries

We have audited the accompanying consolidated balance sheet of Internet Infinity, Inc. (a Delaware Corporation) and its Subsidiaries (California Corporations) as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc. and Subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the two years ended March 31, 2001 in conformity with generally accepted accounting principles.


/s/  Caldwell,  Becker,  Dervin,  Petrick  &  Co.,  L.L.P.

CALDWELL,  BECKER,  DERVIN,  PETRICK  &  CO.,  L.L.P.
Woodland  Hills,  California





June  18,  2001

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

                                     ASSETS


CURRENT  ASSETS

  Cash                                                       $   28,356
  Accounts  receivable,  net  of  allowance  for
    doubtful accounts of  $6,500 (Notes 2 and 9)                 87,529
  Inventory (Note 2)                                             15,127
  Note receivable - related company - current (Note 6)           37,500
  Net current deferred tax asset (Note 9)                         7,500
                                                             ----------

          Total Current Assets                                  176,012
                                                             ----------

PROPERTY  AND  EQUIPMENT,  AT  COST  (Note  2)
  Office equipment                                               16,955
  Office furniture                                               15,366
                                                             ----------
                                                                 32,321
          Less  Accumulated  Depreciation                       (32,321)
                                                             ----------
          Net Property and Equipment                                 --
                                                             ----------

OTHER  ASSETS
  Note receivable - related company (Note 6)                     75,319
  Programming costs, net (Note 4)                                    --
  Net deferred tax asset (Note 9)                                16,047
                                                             ----------
          Total Other Assets                                     91,366
                                                             ----------

          Total Assets                                       $  267,378
                                                             ==========



               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 2001


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT  LIABILITIES
  Notes payable (Note 5)                                     $  122,124
  Accounts payable and accrued expenses                          31,645
  Accounts payable - related company (Note 6)                    20,198
  Due from employees                                              4,906
  Accrued payroll                                                 4,284
  Interest payable                                                3,768
  Income tax payable                                              4,000
  Due to officer - current (Note 7)                              36,000
                                                             ----------

          Total Current Liabilities                             226,925
                                                             -----------

LONG-TERM  LIABILITIES
  Due to officer - non-current (Note 7)                         131,985
  Note payable - related company (Note 6)                        60,450
                                                             ----------

          Total Liabilities                                     419,360
                                                             ----------

STOCKHOLDERS'  EQUITY  (DEFICIT)
  Preferred  stock,  par  value  $.001;
    authorized  1,000,000  shares;  issued
    and outstanding  0 shares                                        --
  Common  stock,  par  value  $.001;
    authorized  20,000,000  shares;  issued
    and outstanding 10,419,880 shares                            10,420
  Paid-in capital                                             1,002,167
  Retained  earnings  (deficit)                                (665,986)
  Unpaid  stock  subscription                                  (498,583)
                                                             ----------

           Total  Stockholders'  Equity  (Deficit)             (151,982)
                                                             ----------

           Total Liabilities and Stockholders'
             Equity (Deficit)                                $  267,378
                                                             ==========




               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                    2001           2000
                                                 -----------    -----------
REVENUE (NET)                                    $ 1,140,826    $ 1,424,525

COST  OF  SALES
  Beginning inventory                                 39,039         59,918
  Purchases (Note 8)                                 894,244      1,099,836
  Labor and video costs                                   --          2,135
                                                 -----------    -----------
                                                     933,283      1,161,889
  Less ending inventory                               15,127         39,039
                                                 -----------    -----------
         Total Cost of Sales                         918,156      1,122,850
                                                 -----------    -----------
         Gross Profit                                222,670        301,675

OPERATING  EXPENSES                                 (274,018)      (153,538)
SALARIES AND RELATED EXPENSES                       (190,773)      (132,787)
                                                 ------------    -----------

          Net Income (Loss) Before Other
          Income (Expense) and Provision
          for Income Taxes                          (242,121)        15,350

OTHER  INCOME  (EXPENSE)
  Interest income (Note 6)                            12,514         11,024
                                                 -----------    -----------

          Net Income (Loss) Before Income Taxes     (229,607)        26,374

(PROVISION)  FOR  INCOME  TAXES  (Note  10)
  Current                                             (2,400)        (1,600)
  Deferred                                            (5,030)        (7,837)
                                                 -----------    -----------

          Net Income (Loss)                      $  (237,037)   $    16,937
                                                 ===========    ===========

Basic  and  diluted  net  income (loss)
  per share (Note 11)                        $      (.02)       $       .00
                                             ===========        ===========


               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                                  Additional                  Unpaid          Total
                                                    Paid-In    Accumulated     Stock       Stockholders'
                               Shares    Amount     Capital     (Deficit)   Subscription  Equity (Deficit)
                             ----------  -------  -----------  -----------  ------------  ----------------
Balance at March 31, 1999    10,010,196   10,010      909,659    (445,886)     (506,883)       (33,100)

Issued  in  consideration
  for  notes  conversion
  (Note 13)                     280,000      280       69,720          --            --          70,000

Issued in consideration for
  professional  services
  (Note 14)                      63,000       63       15,687          --            --          15,750

Issued in consideration
  with exercise of options
  (Note 12)                      20,000       20        2,480          --             --          2,500

Issued in consideration of
  employee  loan  receivable
  (Note  12)                         --       --           --          --         (1,250)        (1,250)

Royalties earned (Note 3)            --       --           --          --          7,582          7,582

Net Income at March 31, 2000         --       --           --      16,937             --         16,937
                             ----------  -------  -----------   ---------   ------------      ---------

Balance at March 31, 2000    10,373,196   10,373      997,546    (428,949)      (500,551)        78,419
                             ----------  -------  -----------   ---------   ------------      ---------
Issued in consideration for
  professional  services
  (Note 14)                      46,684       47        4,621          --             --          4,668

Royalties earned (Note 3)            --       --           --          --          1,968          1,968

Net (Loss) at March 31, 2001         --       --           --    (237,037)            --       (237,037)
                             ----------  -------  -----------   ---------   ------------      ---------

Balance at March 31, 2001    10,419,880  $10,420  $ 1,002,167   $(665,986)  $   (498,583)     $(151,982)
                             ==========  =======  ===========   =========   ============      =========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                    2001           2000
                                                 -----------    -----------
CASH  FLOWS  PROVIDED  (USED)  BY  OPERATING
 ACTIVITIES:
   Net income (loss)                             $  (237,037)   $    16,937
   Adjustment to reconcile net income to cash
     Provided (used) by operating activities:
       Write-down of asset-related party
         Receivable                                   35,650             --
       Consulting fees paid by note payable           60,450             --
       Professional fees related to stock
         issued                                        4,668         15,750
       Amortization of programming costs               7,617          9,778
       Royalty expense used against
         unpaid stock subscription                     1,968          7,582
       Decrease in accounts receivable                29,251         16,257
      (Decrease) in allowance for
        doubtful accounts                                 --         (3,500)
      Write down of obsolete inventory                23,912         20,879
      (Increase) in prepaid expense                    1,516         (1,516)
      Increase (decrease) in accrued payroll           1,072           (915)
      Increase (decrease) in interest payable          2,643         (2,065)
      (Decrease) in accounts payable                 (17,316)        (2,163)
      (Decrease) in accounts payable -
        related company                               (2,000)       (63,026)
      Increase in income taxes payable                 2,400          1,600
      Decrease in deferred tax asset                   5,030          7,837
      Increase in employee payable                     4,906             --
                                                 -----------    -----------
          Net Cash Flows Provided (Used)
            by Operating Activities                  (75,270)        23,435
                                                 -----------    -----------

CASH  FLOWS  PROVIDED  (USED)  BY  INVESTING
 ACTIVITIES:
      (Increase) in programming costs                     --        (11,426)
      (Increase) decrease in note receivable -
        related company                               34,100        (59,351)
                                                 -----------    -----------
          Net Cash Flows (Used) by
            Investing Activities                      34,100        (70,777)
                                                 -----------    -----------

CASH  FLOWS  PROVIDED  (USED)  BY  FINANCING
 ACTIVITIES:
      Increase in due to officer                      20,844            577
      Addition to notes payable                       34,473             --
      Decrease (increase) in note payable             (5,840)         1,106
      Common stock issued                                 --          1,250
                                                 -----------    -----------
          Net Cash Flows (Used) by
            Financing Activities                      49,477          2,933
                                                 -----------    -----------

NET  INCREASE (DECREASE) IN CASH                       8,307        (44,409)

CASH AT THE BEGINNING OF THE YEAR                     20,049         64,458
                                                 -----------    -----------

CASH AT THE END OF THE YEAR                      $    28,356    $    20,049
                                                 ===========    ===========




               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                    2001           2000
                                                 -----------    -----------
ADDITIONAL  DISCLOSURES:
  Interest paid                                  $    14,274    $     4,875
                                                 ===========    ===========

  Taxes paid                                     $        --    $        --
                                                 ===========    ===========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

  Unpaid stock subscription issued for
    prepaid royalties (Note 3)                   $     1,968    $     7,582
                                                 ===========    ===========

  Notes payable converted to stock               $        --    $    70,000
                                                 ===========    ===========

  Note payable for consulting fees               $    60,450    $        --
                                                 ===========    ===========

  Bad debt write off for related party loan      $    35,650    $        --
                                                 ===========    ===========




               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  1  -  ORGANIZATION  AND  PRESENTATION

Organization

Internet Infinity, Inc. (III) was incorporated in the State of Delaware on October 27, 1995.

On April 1, 1998, Morris and Associates, Inc., (M&A) was incorporated in California. M&A (formerly a division of Internet Infinity, Inc.) is owned 100% by III. M&A is licensed to distribute special interest video programming to educational and consumer distributors for health and medical titles, and computer software training including internet information, golf, sports, and home and garden titles.

On April 1, 1998, Electronic Media Central Corporation (EMC) was incorporated in California. EMC (formerly a division of III) is also owned 100% by III. EMC is engaged in the sale of blank electronic media such as video tapes and the duplication, replication and packaging of DVD's, CD's, video tapes and audio tapes.

The Company has registered the web address: www.ib2b.com for its new eCommerce trade center. The new "ib2b.com" site will offer a variety of productivity increasing products and services for businesses. The site will support both distributors and manufacturers offering services in a cooperative marketing eCommerce environment.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation

The consolidated financial statements include the accounts of Internet Infinity, Inc. and its wholly owned subsidiaries, M&A and EMC. All significant inter-company transactions and balances have been eliminated in the consolidation.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Inventory

The Company's finished goods inventory (all on the books of M&A), consists of the following:

          Duplicated tapes and display boxes           $     15,127
                                                       ============

Duplicated tapes and display boxes are valued at the lower of cost or market (first-in, first-out basis). Inventory has been written down by $23,912 for possible obsolescence for the year ended March 31, 2001.

Depreciation

The Company's equipment and furniture are carried at cost. Depreciation is provided over the estimated useful lives of the assets, which are fully depreciated.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Long-Lived  Assets

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. If an impairment were to exist, it would be measured as the excess of the carrying amount of the asset over the discounted cash flow value of the asset. The carrying amount of the asset is its cost, less any accumulated depreciation or amortization. No such adjustment has been recorded for March 31, 2001.

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances and short-term investments with a maturity of three months or less.

Deferred  Income  Tax  Accounts

Deferred tax provisions/benefits are calculated for certain transactions and events because of differing treatments under generally accepted accounting principles and the currently enacted tax laws of the federal government. The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying balance sheet. The liability method (FASB
109) is used to account for these temporary differences. A valuation allowance is provided against deferred tax assets for when it is determined to be more likely than not that the asset will not be realized.

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

Stock-Based  Compensation

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation."

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

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock-Based  Compensation  (Continued)

In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. See Note 14 for pro forma disclosures required by FAS 123 plus additional information on the Company's stock options.

Accounts  Receivable

Uncollectible accounts receivable are written off as bad debt expense at the end of each year. For the fiscal year ended March 31, 2001, bad debt expense totaled $ 36,021. Allowance for bad debts are recorded at 5% of accounts receivable. Increase or decrease in the allowance for bad debts is offset against bad debt expense. For the fiscal year ended March 31, 2001, allowance for bad debts was not changed. Of the $ 36,021 bad debts, $ 35,650 related to a write off of a related party receivable.

Revenue  Recognition

Income and expenses are recorded on the accrual basis of accounting. Revenue is recognized from sales when a product is shipped, collection is probable and the fee is fixed and determinable. Expenses are recognized when incurred. Adoption of SAB 101 has had no effect on the way the Company recognizes revenue. The Company has not had to change their accounting policies to comply with SAB 101.

Segment  Reporting

The Company is a single segment reporting entity. At the current time all sales and related expenses are from video media programs, which includes tapes and CD's.

Earnings  Per  Share  of  Common  Stock

The Company adopted SFAS No. 128, "Earnings Per Share" in the fourth quarter of fiscal 1999. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. All prior year earnings per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculation did not result in any change to the Company's previously reported earnings per share for all years presented. Potential common shares, including stock options and warrants have been excluded from the calculation of diluted earnings per share for March 31, 2001, as their effect is anti-dilutive.

NOTE  3  -  SUBSCRIPTION  AND  ROYALTY  AGREEMENTS

The  Company  has  royalty  agreements  with  two  separate  related  entities.

In July 1997, the Company entered into an agreement with L&M Media, Inc. for the rights to market pre-recorded health and medical programs. The agreement specifies that the Company shall pay a 15% royalty to L&M Media, Inc. on gross sales for all of these programs sold between April 1, 1998 and March 31, 2001. This agreement has been extended for an additional year. In consideration for these rights, the Company entered into a stock subscription agreement for 2,267,857 shares of common stock, with a trading value of $375,000. Royalties earned will go toward the reduction of the stock subscription obligation. George Morris, President of Internet Infinity, Inc. owns 98% of the stock of L&M Media, Inc.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  3  -  SUBSCRIPTION  AND  ROYALTY  AGREEMENTS  (CONTINUED)

In January 2000 the Company entered into an agreement with Apple Realty, Inc. (dba Hollywood Riviera Studios), for the rights to market pre-recorded personal and sales development multimedia success programs. The agreement specifies that the Company shall pay a 20% royalty to Apple Realty, Inc. on gross sales for all of these programs sold between April 1, 1999 and March 31, 2001. This agreement has been extended for an additional year. In consideration for these rights, the Company entered into a stock subscription agreement for 517,241 shares of common stock, with a trading value of $150,000. In addition the Company issued 517,241 options at a market price of $.3135 per share (See Note 12). Royalties earned will go toward the reduction of the stock subscription obligation. George Morris owns 100% of the stock of Apple Realty, Inc.

Currently, the royalty agreement amounts of $375,000 and $150,000, less the royalties earned of $27,667 are included in the equity section as unpaid subscription receivable. During the fiscal year ended March 31, 2001, royalties earned were $ 1,968.

In addition, the Company has a non-exclusive distribution license from L&M Media Inc. for approximately 200 special interest video programs for which it has not prepaid any royalties. Royalties owed to L&M Media Inc., from the sales of any special interest programs, are applied to the prepaid royalties associated with the health, medical and sales development training programs.

NOTE  4  -  PROGRAMMING  COSTS

Programming costs, consisting of video production and editing, and web site development costs are capitalized and amortized over three years. Accumulated amortization was $ 29,233 at March 31, 2001. Program development costs have been fully amortized during the fiscal year ended March 31, 2001. For the fiscal year ended March 31, 2001 and 2000, the amortization expenses were $7,617 and $9,778, respectively.

NOTE  5  -  NOTES  PAYABLE

Nine  notes  payable with various unrelated individuals.
  The notes are due upon 90  days  written  notice  from
  the individuals.  The notes are unsecured, with interest
  ranging  from  6%  to  12% payable quarterly.  The notes
  have been outstanding since 1990.                                 $   63,191

Note  payable,  Anna Moras, unsecured, with interest at 6%,
  due upon 90 days written notice.  Anna Moras is the mother
  of George Morris.                                                     31,052

Note  payable, Athana International Inc., unsecured, with an original balance of $34,472 to be paid down $1,000 per month, with no interest.  Provided monthly payments are made timely and uninterrupted, Athana will reduce the balance owed by
  $17,000,  when  that  balance  remains  outstanding.                  27,881
                                                                    ----------

      Total Current Balance                                         $  122,124
                                                                    ==========

Interest expense paid related to the above notes for March 31, 2001 was $ 8,303.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  6  -  RELATED  COMPANIES  TRANSACTIONS

Note receivable from L&M Media, Inc., payable at $3,000 per month, plus interest at 6% per annum. L&M Media, Inc. is 98% owned by George Morris, President of

  Internet Infinity, Inc.                                      $  111,319

    Less  Current  Portion                                         36,000  (a)
                                                               ----------

    Long-Term Portion                                          $   75,319
                                                               ==========

Loan receivable from Apple Realty, Inc., without
  interest.  There  are no specific terms of repayment.        $    1,500  (a)
                                                               ==========
Trade accounts payable to Apple Media Corporation (AMC),
  a subsidiary of L&M Media, Inc. (See Note 8)                 $  (20,198)
                                                               ==========
Note  payable to Apple Realty, Inc., secured by assets of
  Internet Infinity Inc.  Interest shall accrue at 6% per
  annum, due and payable April 1, 2003.  This note is in
  connection with consulting fees owed.  Apple Realty, Inc.
  is owned 100% by George  Morris.  The note is dated
  March 31, 2001 and therefore, no interest has been accrued
  as of that date.                                            $  (60,450)
                                                              ==========

(a)  =  $  37,500

Interest income accrued for note receivable from L&M Media, Inc. totaled $ 7,380 for the year ended March 31, 2001. L&M Media's note receivable is secured by George Morris, President of the Company. Mr. Morris is using the notes due to him by Internet Infinity, Inc. (see Note 7) as the collateral. L&M Media, Inc. owns 45.3% of the outstanding stock of Internet Infinity, Inc.

Future minimum notes receivable from L&M Media, Inc. as of March 31, 2001 are as follows:

                            March 31,
                            ---------
                              2002                                       36,000
                              2003                                       36,000
                              2004                                       36,000
                              2005                                        3,319
                                                                    -----------

                                                                    $   111,319
                                                                    ===========

The Company utilizes office space, telephone and utilities provided by AMC at estimated fair market values, as follows:

                                                    Monthly           Annually
                                                 -------------     --------------
  Rent                                             $     300        $     3,600
  Telephone                                              300              3,600
  Utilities                                              300              3,600
                                                   ---------        ------------

                                                   $     900        $     10,800
                                                   =========        ============

The Company has a month-to-month agreement with AMC for a total monthly fee of $900. George Morris owns 98% of Apple Media Corporation.

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  7  -  DUE  TO  OFFICER

Unsecured  note  payable  to  George Morris,
  with interest at 6% per annum, with monthly
  installments  of  $3,000 beginning June 30, 2000.
  George Morris is the President of Internet Infinity, Inc.         $    167,985

      Less Current Portion                                                36,000
                                                                    ------------

      Long-Term Portion                                             $    131,985
                                                                    ============

Maturities  of  due  to  officer  are  as  follows:

                    March 31,
                    ---------
                      2002                                          $     36,000
                      2003                                                36,000
                      2004                                                36,000
                      2005                                                36,000
                      2006                                                23,985
                                                                    ------------

                                                                    $    167,985
                                                                    ============

Interest charged to expenses for the year ended March 31, 2001 on the above note was $ 8,614.

NOTE  8  -  CONCENTRATIONS  OF  CREDIT  RISK

For the fiscal year ended March 31, 2001, revenue from four customers represents 37% of the Company's total revenue. As of March 31, 2001, two of the Company's outstanding accounts receivable represents 35% of the total.

The Subsidiary's only supplier of products is AMC. The Subsidiary's cost for the product is approximately 80% of the selling price, net of sales tax. Cost of purchases from AMC were $871,606 and $1,099,836 for March 31, 2001 and 2000, respectively. AMC is owned 98% by George Morris. During the fiscal year ended March 31, 2000, AMC became a subsidiary of L&M Media, Inc., which is 98% owned by George Morris, President of III.

NOTE  9  -  DEFERRED  INCOME  TAXES

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities:

    Deferred tax asset - current                                    $      7,500
    Deferred tax liability - current                                          --
                                                                    ------------

                        Net Asset - Current                         $      7,500
                                                                    ============

    Deferred tax asset - non-current                                $    169,474
    Deferred tax liability - non-current                                      --
    Less  valuation  allowance                                          (153,427)
                                                                    ------------

      Net Asset - Non-current                                       $     16,047
                                                                    ============

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  9  -  DEFERRED  INCOME  TAXES  (CONTINUED)

The deferred tax asset resulted from reserves for bad debts that are deductible when the accounts receivable is written off as an impairment of assets, which is not currently deductible for tax purposes, and from a net operating loss carryforward for federal and state income tax purposes. The total of $23,547 is estimated benefits that the consolidated group may realize due to future profitability.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset which may not be realized. For the year ended March 31, 2001, valuation allowance increased by $50,092.

NOTE  10  -  (PROVISION)  FOR  INCOME  TAXES

The  components  of  the  (provision)  for  income  taxes  are  as  follows:

                                                     2001               2000
                                                 --------------    -------------
Current  (Provision)
  Federal                                         $        --      $        --
  State                                                (2,400)          (1,600)
                                                  -----------      -----------
                                                  $    (2,400)     $    (1,600)
                                                  ===========      ===========

Deferred  (Provision)
  Federal                                         $    (3,165)     $    (4,931)
  State                                                (1,865)          (2,906)
                                                  -----------      -----------
                                                  $    (5,030)     $    (7,837)
                                                  ===========      ===========

The Company has a net operating loss carryforward of approximately $625,000 for tax purposes. For federal income tax purposes, the net operating loss carryforwards expire through 2018.

NOTE  11  -  NET  INCOME  (LOSS)  PER  SHARE

Following is a reconciliation of net income and weighted average common shares outstanding for purposes calculating basic and diluted net income per share:

                                                     2001               2000
                                                 --------------    -------------
Basic net income (loss)                           $   (237,037)    $     16,937
                                                  ============     ============

Weighted average common shares outstanding          10,380,742       10,020,141
                                                  ------------     ------------

Basic net income (loss) per share                 $       (.02)    $        .00
                                                  ============     ============

Weighted  average  common  shares  outstanding      10,380,742       10,020,141

Dilutive stock options                                     N/A          413,452
                                                  ------------     ------------

Weighted average common shares outstanding for
  purposes of computing diluted net income
  per  share                                        10,380,742       10,433,593
                                                  ============     ============

Diluted net income per share                      $       (.02)    $        .00
                                                  ============     ============

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  12  -  STOCK  OPTIONS

The Company's 1996 stock option plan provides that incentive stock options and nonqualified stock options to purchase common stock may be granted to directors, officers, key employees, consultants, and subsidiaries with an exercise price of up to 110% of market price at the date of grant. Generally, options are exercisable one or two years from the date of grant and expire three to ten years from the date of grant. As of March 31, 2001, the maximum of 4 million shares were approved for issuance under the plan, of which 2.33 million shares were available for future grants.

For the years ended March 31, 2001 and 2000, the Company granted 0 and 275,000 shares to various individuals at the average exercise price of $ 0 and $.40, including its officers who received 0 and 200,000 shares, respectively.

In  electing  to  follow  Accounting  Principles  Board  Opinion  (APBO) No. 25,
"Accounting for Stock Issued to Employees", the Company recognizes no compensation expense related to employee stock options for the fiscal year ended March 31, 2001 and 2000, as no options are granted at a price below the market price on the date of grant.

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

Presented  below is a summary of stock option plans activity for the year shown:

                                                                    Weight-
                                                                    Average
                                               Stock  Options    Exercise  Price
                                               --------------    ---------------
Outstanding at March 31, 1999                     1,437,242         $     .219
  Granted                                           275,000               .400
  Exercised                                         (20,000)              .125
  Forfeited                                         (20,000)              .253
  Expired                                                --                 --
                                                  ---------         ----------
Outstanding at March 31, 2000                     1,672,242               .282
  Granted                                                --                 --
  Exercised                                              --                 --
  Forfeited                                              --                 --
  Expired                                                --                 --
                                                  ---------         ----------
Outstanding at March 31, 2001                     1,672,242         $     .282
                                                  =========         ==========

Shares exercisable at March 31, 1999                420,000         $     .125
                                                  =========         ==========

Shares exercisable at March 31, 2000                394,000         $     .125
                                                  =========         ==========

Shares exercisable at March 31, 2001                394,000         $     .125
                                                  =========         ==========

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  12  -  STOCK  OPTIONS  (CONTINUED)

Exercise prices for options outstanding as of March 31, 2001 range from $0.125 to $0.40. The following table summarizes information for options outstanding and exercisable at March 3, 2001:

                           Options Outstanding            Options Exercisable
                   -----------------------------------  -----------------------
                                            Weighted
                                Weight-     Average                    Weight-
                     Stock      Average    Remaining         Stock       Average
Exercise            Options     Exercise  Contractural      Options      Exercise
Prices            Outstanding    Price        Life        Exercisable      Price
----------------  -----------   --------  ------------    -----------    ---------
$0.125               394,000    $0.1250          0.0        394,000        $0.125
$0.308 - $0.3135   1,003,242    $0.3080          0.1             --            --
$0.4000              275,000    $0.4000          0.0             --            --
                   ---------                                -------

                   1,672,242                                394,000
                   =========                                =======

In electing to continue to follow APBO No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted since 1996, including if materially different from reported results, disclosure of pro forma net income and earnings per share had compensation expense relating to the fiscal year ended March 31, 2001 and 2000 grants been measured under the fair value recognition provisions of SFAS No. 123.

The weighted-average fair values at the date of grant for options granted during the fiscal year ended March 31, 2001 and 2000 were $0 and $0.36, respectively and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                              March 31, 2001     March 31, 2000
                                              --------------     --------------
      Expected life in years                          3.00                3.00
      Interest  Rate                                  6.22%               5.91%
      Volatility                                     78.06%              78.26%
      Dividend  Yield                                    0%                  0%

The weighted-average fair values, at date of grant for options granted, were either the same or higher than the market values during the fiscal year ended March 31, 2001 and 2000. The Company's net income and earnings per share will be the same as the pro forma net income and earnings per share; therefore, the Company's pro forma information had not been presented.

NOTE  13  -  COMMON  STOCK  ISSUED  FOR  NOTES  CONVERSION

On October 22, 1999, the Company issued 280,000 restricted common shares in consideration for $70,000 of notes payable at the value of $0.25 per shares. In addition, the Company issued to the note holders 70,000 stock options at the average exercise price of $0.40 per share (See Note 12).

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  14  -  STOCK  ISSUED  FOR  SERVICES

On March 28, 2000, the Company issued 60,000 restricted common shares for legal expenses at the value of $0.25 per share for a total amount of $15,000.

In addition, the Company issued 3,000 restricted shares for various consulting services that have a fair market value of $750.

On February 5, 2001, the Company issued 46,684 shares of restricted common stock for legal expenses at the value of $0.10 per share, for a total amount of $4,668.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2001, the directors' terms of office and the period each director has served are set forth in the following table:


Person                               Positions and Officers                                         Since      Expires
------                               ----------------------                                         -----      -------

George Morris, 62                    Chairman of the Board of Directors - Acting President/CEO       1996      2002
                                     Vice President Marketing

Roger Casas, 52                      Director                                                        1999      2002
                                     Vice President Operations

Dawn Morris, 46                      Member of the Board of Directors                                1996      2002
                                     Vice President Internet Sales

Kathy Boag, 47                       Vice President Traditional Sales                                1999      2002

Shirlene Bradshaw, 62                Member of the Board of Directors                                1999      2002
                                     Business Manager




     GEORGE MORRIS, Ph.D. Dr. Morris has been the full time Chairman of the Board of Directors, principal shareholder, Vice President or Acting President/Chief Executive Officer and Secretary of Internet Infinity since Internet Infinity went public in 1996. George Morris has also been the Chairman and Vice President of Apple Realty, Inc. doing business as Hollywood Riviera Studios since 1974 and the Chairman of the Board of Directors of L&M Media, Inc. since 1990. Dr. Morris is also the Founder and has been the President, Chairman of the Board of Directors and principal of Morris Financial, Inc., a NASD member broker-dealer firm, since its inception in 1987. He has been active in designing, negotiation and acquiring all equipment, facilities and systems for manufacturing, accounting and operations of Internet Infinity and its affiliates. Morris has produced over 20 computer training programs in video and interactive hypertext multimedia CD-ROM versions, as well as negotiating Internet Infinity's and its affiliate distribution and licensing agreements. Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas. Prior to founding Internet Infinity and its Affiliates, Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969- 1971) and the California State University (1971- 1999). During this period Dr. Morris served a
Department Chairman for the Management and Marketing Departments. Morris has since retired from full time teaching at the University. Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, a Director of the South Bay Business Roundtable and a speaker on a number of topics relating to business, training and education. Morris has created or been directly involved in the design, writing and development of numerous Internet web sites for Internet Infinity, blank video, Greg Norman, Northwestern University, etc. He most recently taught University courses about Internet Marketing for domestic and foreign markets and Sales Force Management.

     ROGER CASAS. Mr. Casas has been a Member of the Board of Directors since 1998 and the Vice President of Operations since Internet Infinity went public in 1996. Roger has managed production, personnel, helped coordinate marketing efforts and managed packaging, printing and shipping on a daily basis. Prior to joining Internet Infinity, Mr. Casas was a computer software marketing manager at More Media in 1987 and a Financial Consultant for Stonehill Financial in Bel Air, California from 1986 to1987, an Account Executive for Shearson Lehman Brothers in Rolling Hills, California and Dean Witter Reynolds in Torrance, California from 1982 to 1986, and the owner and operator of the Hillside restaurant in Torrance, California from 1978 to 1982. Mr. Casas earned a Bachelor of Science in Business Administration, from Ashland University in Ashland, Oregon, along with a Bachelor of Art in Marketing and Psychology. Mr. Casas holds Series 22 and 7 licenses with the National Association of Securities Dealers, Inc. and is a registered representative with Morris Financial.

    KATHY BOAG. Ms. Boag has been the Sales Manager and/or Vice President of Sales since joining Internet Infinity in 1997 where she has developed and managed major accounts. Ms. Boag manages sales and coordinates the production of her large orders. Prior to joining Internet Infinity, she was the President of the International Television Association of Orange County. She has also been the co-owner of a marketing and distribution company for Special Interest video. She also handled the marketing, distribution and promotion for Jack LaLanne exercise programs. Ms Boag has over 20 years experience in the electronic media industry as a Sales Manager and Vice President for numerous companies. Her clients include major corporations like Yamaha, Olivetti, Sprint and the major automobile companies.

     DAWN MORRIS. Ms. Morris has been the President, Vice President, a principal shareholder and a Director of Internet Infinity since it went public in 1996. She has also been the Vice President of L&M Media, Inc. since 1990, now an affiliate of Internet Infinity. Ms. Morris has also been the Manager of Corporate Finance/Mergers and Acquisitions and a registered representative with Morris Financial, Inc., a NASD member broker-dealer firm, since 1994. She has been responsible for the development of educational and computer training video programs, some of which have been, produced in CD-ROM and other multimedia versions. Ms. Morris has produced finance and investment, as well as commercial and infomercial programs. Prior to joining the predecessor company in 1984, Ms. Morris was a Senior Account Representative in the Office Products Division of Xerox Corporation, and a Sales Manager at Joseph Magnin Stores. Ms Morris earned a Bachelor of Business Administration in Marketing from California State University and studied television production and directing at UCLA and California State University. Dawn Morris was nominated for Woman Graduate of the Year in the California State University System.

     SHIRLENE BRADSHAW. Ms. Bradshaw has been a Member of the Board of Directors since 1999 and Internet Infinity Business Manager since 1997. She has managed accounting including, receivable and payable processing and helped coordinate the supplier relationship with the Apple Media Corporation supplier. She was the Business Manager for More Media, a provider of consumer special interest training programs and a predecessor company of Morris & Associates, Inc. for over six years from 1992-1998. She had extensive experience in office management and accounting before joining Internet Infinity.

ITEM  10.  EXECUTIVE  COMPENSATION.

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid by Internet Infinity, Inc. to George Morris, the president of the company and to Dawn Morris, the vice president of the company as officers of both Internet Infinity, Inc. and Electronic Media Central Corporation, during the last three fiscal years.

For  George  Morris


                                                                                          Long  Term  Compensation
                                                                                        -----------------------------
                                                                        Awards
                                                            ----------------------------
           Annual  Compensation                                               Securities
--------------------------------------------
                                                                              Underlying          Payouts
                                                                                             ------------------------
                               Other  Annual                 Restricted       Options/        LTIP       All  Other
Year     Salary        Bonus   Compensation                  Stock Awards     SARS           Payouts     Compensation
2001     16,700          0              0                           0               0           0             0
2000     30,999          0              0                           0               0           0             0
1999     37,700          0              0                           0               0           0             0





For  Dawn  Morris



                                                                                          Long  Term  Compensation
                                                                                        -----------------------------
                                                                        Awards
                                                            ----------------------------
           Annual  Compensation                                               Securities
--------------------------------------------
                                                                              Underlying          Payouts
                                                                                             ------------------------
                               Other  Annual                 Restricted       Options/        LTIP       All  Other
Year     Salary        Bonus   Compensation                  Stock Awards     SARS           Payouts     Compensation
2001     11,600          0              0                           0               0           0             0
2000      9,960          0              0                           0               0           0             0
1999      1,000          0              0                           0               0           0             0



 In a related party transaction, the Morris Group, a dba of Apple Realty, Inc., received $60,000 in consulting fees for the fiscal year ended March 31, 2001. George Morris is the president and owns 100% of Apple Realty, Inc./dba Morris Group and is the president of Internet Infinity, Inc., our chief executive officer and a director, who, with his wife, Dawn Morris, are the controlling shareholders of Internet Infinity, Inc.

  The Morris Group is helping Internet Infinity, Inc. business development by creating new skills and technologies in the company for digital video production services and the conversion of analog video to digital video for CD and the Internet. In addition, Apple Realty, Inc dba/ Morris Group is helping the company develop and implement as strategy for possible merger and acquisition activity by Internet Infinity, Inc. Apple Realty, Inc., holds a real estate business broker license.

STOCK  OPTIONS

     Set forth below are the stock options granted to the officers and directors of Internet Infinity.

     During the last three fiscal years, the officers and directors of Internet Infinity have received the following Stock Options:


                               Fiscal  Year          No.  of  Shares       Exercise  Price         Expiration  Date
     George  Morris            2001                   -0-
                               2000                 100,000                    $0.360                   9/30/04
                               1999                 200,000                    $0.308                   1/24/04

     Dawn  Morris              2001                   -0-
                               2000                 100,000                    $0.360                   9/30/04
                               1999                 200,000                    $0.308                   1/24/04

     Kathy  Boag               2001                   -0-
                               2000                   -0-
                               1999                  20,000                    $0.308                            (2)

     Roger  Casas              2001                   -0-
                               2000                   -0-
                               1999                  30,000                    $0.308                            (3)

     Shirlene  Bradshaw        2001                   -0-
                               2000                   -0-
                               1999                  20,000                    $0.308                            (4)

     Hollywood  Riviera
     Studios(1)                2001                   -0-
                               2000                   -0-
                               1999                 517,242                    $0.314                   1/3/04


(1) These options are under the control of George Morris, chief executive officer of Internet Infinity.
(2)     10,000  of these options expire on 3/30/03 and 10,000 expire on 3/30/04.
(3) 10,000 of these options expire on 3/30/03, 10,000 expire on 3/30/04 and 10,000 expire on 1/24/04.
(4)     10,000  of these options expire on 3/30/03 and 10,000 expire on 3/30/04.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The table below sets forth, as of March 31, 2001 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.


                                                                   Percent  of
                                             Number                Outstanding
     Name  and  Address                    of  Shares                Shares
     ------------------------------        ----------              -----------
     L&M  Media,  Inc.  (1)                4,535,714                 43.53
     663  the  Village
     Redondo  Beach,  CA  90277

     Dawn  Morris                          1,238,000                 11.88
     663  the  Village
     Redondo  Beach,  CA  90277

     Apple  Realty,  Inc.  d/b/a
     Hollywood  Riviera  Studios  (1)      1,034,482                  9.93
     663  the  Village
     Redondo  Beach,  CA  90277



     George Morris, Chairman/CEO             938,000                  9.00
     663  the  Village
     Redondo  Beach,  CA  90277

     Kathy  Boag,  Vice  President               500                   .01
     16548  Bolsa  Chica  St  #154
     Huntington  Beach,  CA  92649

     Roger  Casas,  Vice  President           12,000                   .12
     108  E.  228th  St
     Carson,  CA  90745

     Shirlene  Bradshaw,  Director            10,500                   .10
     1900  W.  Artesia  #38
     Gardena,  Ca  90745

     Officers  and  Directors
     as  a  group  (5  persons)(2)         7,769,196                 74.56


     (1) The shares owned of record by L&M Media, Inc. and Hollywood Riviera Studios are under the control of George Morris.

     (2) These officers and directors are George Morris and Dawn Morris, his spouse.

CHANGES  IN  CONTROL

     There are no arrangements, which may result in a change in control of Internet Infinity.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Our company is under the control of George and Dawn Morris, husband and wife, who beneficially own 73.47 percent of all outstanding stock of Internet Infinity, Inc. The basis of their control, and the relationship of all affiliates of Internet Infinity, are depicted in the following chart:

1.     George  and  Dawn  Morris

          a.     They  own  98  percent  of  L&M  Media,  Inc.
                                             -----------------

                 i.     It  owns  100  percent  of  Apple  Media  Corporation
                                                    -------------------------

                 ii.    It  owns  43.53  percent  of  Internet  Infinity,  Inc.
                                                      -------------------------

          b.     They  own  100  percent  of  Hollywood  Riviera  Studios
                                              ---------------------------

                 i.     It  owns  9.93  percent  of  Internet  Infinity,  Inc.
                                                     -------------------------

          c.     They  own  20.88  percent  of  Internet  Infinity,  Inc.
                                                -------------------------

                 i.     It  owns  100 percent of Electronic Media Central Corp.
                                                 ------------------------------

                 ii.    It  owns  100  percent  of  Morris  &  Associates,  Inc.
                                                    ----------------------------

     Summary
     -------

      .98     x     .4353     =     .4266
     1.00     x     .0993     =     .0993
                    .2088     =     .2088

     George  and  Dawn  Morris
        beneficially  own           .7347  of  Internet  Infinity,  Inc.


     The  Fiscal  Year  1999  Hollywood  Riviera  Studios  Transaction.

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

     To summarize, Apple Media, d/b/a Hollywood Riviera Studios subscribed to purchase 517,241 shares of Internet Infinity's Common Stock and obtained stock options to purchase 517,241 shares of our Common Stock at $0.3135 a share in exchange for:

-     a  subscription agreement obligation to pay $150,000 to Internet Infinity,

- the exclusive distribution rights to five training program modules on Personal and Sales Skill Development,

- royalties set at twenty percent of sales, the payment of which royalties will go to the reduction of the stock subscription obligation until the stock subscription is paid in full.

     As of March 31, 2001 there have been no sales by Internet Infinity or its affiliates of any of the five video modules on Personal and Sales Skill Development. However, no resources were available to promote sales of these products and the company cannot guarantee any sales of these programs.

SPECIAL  INTEREST  VIDEO  TRAINING  PROGRAMS

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

     We buy all of our duplication and blank video products and services from Apple Media Corporation ("AMC"), a manufacturing company under the control of and owned by George and Dawn Morris, directors, executive officers and major shareholders of Internet Infinity. Due to a lack of working capital available to Internet Infinity, George and Dawn Morris acquired the predecessor to AMC, known as Video Magnetic, LLC, in order that it would continue to provide a sales distribution opportunity for Internet Infinity. Internet Infinity had earlier established a distribution arrangement with Video Magnetics, LLC in 1996. When the previous owner indicated he would sell Video Magnetics and terminate the distribution arrangement with our company, George Morris bought Video Magnetics to maintain the product source. Video Magnetics was an insolvent company at the time of the Morris' acquisition. However, the successor company to Video Magnetics, Apple Media Corporation, is solvent. George and Dawn Morris finally settled the purchase transaction for Video Magnetics through mediation and are paying the purchase notes over the next four years.

     Internet Infinity takes title to the products it purchases from Apple Media Corporation, which is 98 percent owned by George Morris, president of Internet Infinity, just as it did under the original distributorship agreement with independently owned Video Magnetics, LLC. This distributorship model for taking title is planned for other, future distributorship arrangements.

INTERNET  INFINITY,  INC.  AND  APPLE  MEDIA  CORPORATION  OPERATING  STRUCTURE

     Under this distributorship arrangement, Internet Infinity, Inc. is responsible for the collection of accounts receivable and must collect them or take a bad debt loss. However, Internet Infinity carries CNA accounts receivable loss insurance. As is standard business practice with a drop-ship arrangement, Electronic Media Central, the 100 percent owned subsidiary of Internet Infinity, does not carry an inventory. However, Morris & Associates does carry a small, finished goods inventory of special interest videos from time to time and a $15,127 packaging inventory as of March 31, 2001 to prepare orders for the 200 special interest videos. An Internet hosting service handles the server computer equipment for the Internet. By these means the management of Internet Infinity attempts to minimize the risk of loss from inventory and accounts receivable as well as technology obsolescence.

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

     The major risk for Internet Infinity is the non-payment of accounts receivable from an order. Internet Infinity remains responsible for payment of the wholesale cost of the order to Apple Media even if a customer doesn't pay. Internet Infinity maintains a $15,127 packaging inventory and thereby reduces potential losses on inventory shrinkage and obsolescence. However, the absence of a complete Internet Infinity inventory and the control of any inventory by a supplier to Internet Infinity have operated to reduce our control over the shipping priority of orders.

     When we sell pre-recorded video programs to media retailers, wholesalers and school suppliers, we place an order with Apple Media for the products and services, including shipping. Apple Media sources, manufactures or assembles, with Morris & Associates' packaging, and drop ships the product to our customer. Apple Media gives Internet Infinity an 80 percent discount off the total order amount including freight. The 80 percent gross margin before packaging and royalties remaining for Internet Infinity gives Internet Infinity a very profitable, low volume, distribution opportunity. The 80 percent gross profit margin for Internet Infinity from pre-recorded video sales versus the 20 percent for duplication and blank media sales to independent customers reflects the significantly higher price and profit margin associated with selling a video tape with a program on it versus a blank tape or the lower margin for duplicating an independent customer tape or CD. During fiscal year 2001, the 80 percent of these sales amounted to $23,179.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:


     2       -      Certificate  of Ownership and Merger of Morris & Associates,
                       Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*

      3      -     Articles  of  Incorporation  of  Internet  Infinity,Inc.*

      3.1    -     Amended Certificate of Incorporation of
                       Internet Infinity, Inc.*

      3      -     Bylaws  of  Internet  Infinity,  Inc.*

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
                       Hollywood Riviera Studios and Internet  Infinity,  Inc.*

      10.4   -    Fulfillment  Supply  Agreement  between  Internet
                       Infinity,  Inc.  and  Ingram  Book  Company**

               *Previously  filed  with Form 10-SB 10-13-99; Commission File
                No. 0-27633 incorporated  herein.

               **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.

(B)     REPORTS  ON  FORM  8-K

     None.

                                   SIGNATURES

     In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNET  INFINITY,  INC.



Date:  June  25,  2001        By /S/ George Morris
                              George  Morris,  Chief  Executive  Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  June  25,  2001        /S/ George Morris
                              George  Morris,  Chief  Financial  Officer,  Chief
                              Executive  Officer,  and  Director



Date:  June  25,  2001        /S/ Roger Casas
                              Roger  Casas,  Director



Date:  June  25,  2001        /S/ Dawn Morris
                              Dawn  Morris,  Director



Date:  June  25,  2001        /S/ Shirlene Bradshaw
                              Shirlene  Bradshaw,  Director