Form 10QSB
period 2001-06-30
INTERNET INFINITY INC
filed 2001-08-13
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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


                           3303 Harbor Boulevard, K-5
                          Costa Mesa, California 92626
                             Telephone 714-434-0433
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

     As of June 30, 2001, there were 10,419,880 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]   No[X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                  (UNAUDITED)

                                     ASSETS

CURRENT  ASSETS
    Cash                                                           $     1,547
    Accounts receivable, net of allowance for doubtful
      accounts of $6,500                                               118,985
    Inventory                                                           11,345
    Receivable - related companies - current                            37,500
    Net current deferred tax asset                                       7,500
                                                                    ----------
          Total Current Assets                                     $   176,877
                                                                    ----------

PROPERTY AND EQUIPMENT, AT COST                                              -

OTHER  ASSETS
    Receivable - related companies                                $     69,704
    Net deferred tax asset                                              16,047
                                                                   -----------

          Total Other Assets                                            85,751
                                                                   -----------

          Total Assets                                            $    262,628
                                                                   ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
    Notes payable                                                 $    182,743
    Accounts payable and accrued expenses                               96,482
    Accounts payable - related company                                  69,426
    Due to officer - current                                            36,000
                                                                   -----------
          Total Current Liabilities                                    384,651
                                                                   -----------

LONG-TERM  LIABILITIES
    Due to officer - non-current                                       126,406
                                                                   -----------
          Total Liabilities                                            511,057
                                                                   -----------

STOCKHOLDERS'  EQUITY  (DEFICIT)
    Preferred stock, par value $.001; authorized 1,000,000
      shares; issued and outstanding 0 shares                               -
    Common stock, par value $.001; authorized 20,000,000
      shares; issued and outstanding 10,419,880 shares                 10,420
    Paid-in capital                                                 1,002,167
    Retained earnings (deficit)                                      (762,835)
    Unpaid stock subscriptions                                       (498,181)
                                                                   ----------

          Total  Stockholders'  (Deficit)                            (248,429)
                                                                   ----------

          Total Liabilities and Stockholders' Equity (Deficit)    $   262,628
                                                                   ==========

     See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     For the Three-Months Ended
                                                               June 30,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
REVENUE (NET)                                       $    284,414   $    320,776

COST OF SALES PAID TO RELATED PARTY                      226,199        250,747
                                                     -----------     -----------
          Gross Profit                                    58,215         70,029

OPERATING  EXPENSES
    Professional fees                                     28,135          5,290
    Salaries and related expenses                         70,189         37,185
    Other                                                 20,494         21,385
    Consulting fees paid to related party                 30,200              -
                                                     -----------    -----------

          Total Operating Expenses                       149,018         63,860
                                                     -----------    -----------

          Net Income (Loss) Before Other Income
           (Expense) and Provision for Income Taxes      (90,803)         6,169

OTHER  INCOME  (EXPENSE)
    Interest income                                        1,535          3,683
    Interest  expense                                     (5,181)        (4,037)
                                                     -----------    -----------

          Net Income (Loss) Before Income Taxes          (94,449)         5,815

PROVISION (BENEFIT) FOR INCOME TAXES                      (2,400)        (2,400)
                                                     -----------    -----------

          Net Income (Loss)                         $    (96,849)  $      3,415
                                                     ===========    ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:      $     (0.009)  $          -
                                                     ===========    ===========

WEIGHTED-AVERAGE  COMMON  SHARES  OUTSTANDING:

    Basic                                             10,380,742     10,373,196
                                                     ===========    ===========

    Diluted                                           10,380,742     10,767,196
                                                     ===========    ===========

     See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     For the Three-Months Ended
                                                               June 30,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
CASH FLOWS PROVIDED (USED) BY OPERATING
  ACTIVITIES:
    Net income (Loss)                               $    (96,849)  $     3,415
    Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Amortization and depreciation                            -           952
      Royalty expense used against unpaid
        stock subscription                                   402           728
      Write down of obsolete inventory                     3,782             -
      (Increase) decrease in accounts receivable         (31,455)        7,086
      Increase in current liabilities and
        accrued expenses                                  43,090         1,615
      (Decrease) in trade accounts payable -
        related party                                    (11,222)      (27,754)
      (Increase) in interest payable                       4,789         4,037
      (Increase) in interest income receivable                 -        (3,683)
      (Increase) in prepaid expense                            -        (1,391)
                                                     -----------    ----------
          Net Cash Flows (Used) by Operating
            Activities                                   (87,463)      (14,995)
                                                     -----------    ----------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Decrease in receivable - related party                 5,615         2,900
                                                     -----------    ----------

          Net Cash Flows Provided by Investing
            Activities                                     5,615         2,900
                                                     -----------    ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Increase in note payable                              60,619             -
    (Decrease) in due to related party                         -        (2,000)
    Proceeds from officer's loan                               -         3,450
    Payment of loan due to officer                        (5,580)       (3,000)
                                                     -----------    ----------

          Net Cash Flows Provided (Used) by
            Financing Activities                          55,039        (1,550)
                                                     -----------    ----------

NET (DECREASE) IN CASH                                   (26,809)      (13,645)

CASH AT THE BEGINNING OF THE YEAR                         28,356        20,049
                                                     -----------    ----------

CASH AT THE END OF THE YEAR                         $      1,547   $     6,404
                                                     ===========    ==========

ADDITIONAL  DISCLOSURES:

    Interest paid                                   $          -   $         -
                                                     ===========    ==========

    Income taxes paid                               $          -   $         -
                                                     ===========    ==========

     See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements

                    INTERNET INFINITY, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2001
                                  (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed consolidated financial statements have been prepared by Internet Infinity, Inc. and Subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2001, and the results of operations and cash flows for the related interim periods ended June 30, 2001 and 2000. The results of operations for the three months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on June 29, 2001, as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE  2  -  LIQUIDITY

The Company has suffered substantial recurring losses from operations and has a working capital deficiency. The Company must increase revenue and profitability and obtain additional equity and/or debt financing in order to continue to operate. The Company has taken certain actions in an effort to become profitable and improve cash flow from operations in the future. These actions include seeking new revenue opportunities and additional financing sources. Management continues to implement plans to increase revenues, reduce existing cost structures and improve operating efficiencies. There can be no assurance that management will be successful in the implementation of its plan.

NOTE  3  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE  4  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity (Deficit) for the three-months ended June 30, 2001:

                                                                                  Unpaid
                                                                    Additional     Stock
                                 Preferred          Common Stock      Paid-In       Sub-     Retained
                              Shares   Amount    Shares     Amount    Capital    scription   (Deficit)    Balance
                              ------   ------    ------     ------   ---------   ---------   ---------    -------
  Balance at March 31, 2001       -    $   -   10,419,880  $ 10,420  $1,002,167  $(498,583)  $(665,986)  $(151,982)

  June  30,  2001
    Royalty earned                -        -            -         -           -        402           -         402
    Net (Loss)                    -        -            -         -           -          -     (96,849)    (96,849)
                                ---      ---   ----------   -------   ---------   --------    --------    --------

  Balance at June 30, 2001        -     $  -   10,419,880  $ 10,420  $1,002,167  $(498,181)  $(762,835)  $(248,429)
                                ===      ===   ==========   =======   =========   ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of Operations - First Quarter of 2002 Compared to First Quarter of 2001

Sales

     Internet Infinity revenues for Q1 2002 were $284,414, an 11.3% decrease in revenues over Q1 2001 of $320,776. The decrease in sales was attributable to the personal problems of a key sales person and the general slowing in the economy.

Cost  of  Sales

     Our cost of sales decreased to $226,199 for Q1 2002, or 79.5% of sales, as compared to $250,747 for Q1 2001, or 78.2% of sales. This 1.3% increase in the percentage cost of sales is due to a normal variance in the cost of goods sold.

Gross  Margin

     The company's gross margin decreased to $58,215 for Q1 2002, or 20.5% of sales, from $70,029 for Q1 2001, or 21.8% of sales. This decrease of $11,814 is attributable to normal variance in the cost of goods sold as noted above.

Operating  Expenses

     Operating expenses for Q1 2002 increased to $149,018, or 52.4% of sales, over $63,860, or 20.0% of sales, for Q1 2001. This increase in operating expenses is primarily due to a $33,004 increase in salaries for administration and sales, a $30,200 increase in business development consulting, a $22,845 increase in professional fees for regulatory filings and an $891 reduction for general operating expenses.

Net  Income  (Loss)

     The company had a net loss of $96,849 in Q1 2002, or 34.1% of sales, as compared with a net income of $3,415 in Q1 2001, or 1.1% of sales. The cause for the decrease in net income of $100,264 is discussed in the previous sections.

Balance  Sheet  Items

     Our cash position decreased from $6,404 at June 30, 2000 (Q1 2001) by $4,857 to $1,547 at June 30, 2001 (Q1 2002). Accounts receivable from non-affiliates increased from $109,694 at June 30, 2000 (Q1 2001) by $9,251 to $118,945 at June 30, 2001 (Q1 2002), and the inventory decreased from $39,039 at June 30, 2000 (Q1 2001) by $27,694 to $11,345 at June 30, 2001 (Q1 2002).

Item  6.          Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:


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

Dated:  August  8,  2001               INTERNET  INFINITY,  INC.



                                       By/s/  George  Morris
                                       --------------------------------------
                                       George  Morris,  President  and  Chief
                                         Executive  Officer