Form 10QSB
period 2001-09-30
INTERNET INFINITY INC
filed 2001-11-19
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                            12881 Knott Avenue, #115
                         Garden Grove, California 92841
                             Telephone 714-434-0433
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

                           3303 Harbor Boulevard, K-5
                          Costa Mesa, California 92626
                             Telephone 714-434-0433
                             ----------------------
             (Former name or address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

     As of September 30, 2001, there were 10,523,196 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                  CONDENSED COMBINED/CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


                                     ASSETS

CURRENT  ASSETS
    Cash                                                             $    7,693
    Accounts receivable, net of allowance for doubtful
      accounts of $6,500                                                 86,851
    Prepaid expenses                                                      5,000
    Inventory                                                             7,563
    Receivable - related companies - current                              1,850
    Net current deferred tax asset                                        7,500
                                                                     ----------

        Total Current Assets                                            116,457
                                                                     ----------
PROPERTY  AND  EQUIPMENT,  AT  COST

OTHER  ASSETS
    Receivable - related companies                                       34,462
    Net deferred tax asset                                               16,047
                                                                     ----------

        Total Other Assets                                               50,509
                                                                     ----------

        Total Assets                                                 $  166,966
                                                                     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT  LIABILITIES
    Notes payable                                                    $  228,743
    Accounts payable and accrued expenses                                81,964
    Interest payable                                                     13,420
    Due to officer - current                                             36,000
                                                                     ----------

        Total Current Liabilities                                       360,127
                                                                     ----------

LONG-TERM  LIABILITIES
    Due to officer - non-current                                        134,187
                                                                     ----------

        Total Liabilities                                               494,314
                                                                     ----------

STOCKHOLDERS'  EQUITY  (DEFICIT)
    Preferred stock                                                           -
    Common stock                                                         20,719
    Paid-in capital                                                   1,016,868
    Unpaid  stock  subscriptions                                       (497,659)
    Accumulated  (deficit)                                             (867,276)
                                                                     ----------

         Total  Stockholders'  (Deficit)                               (327,348)
                                                                     ----------

         Total Liabilities and Stockholders' Equity (Deficit)        $  166,966
                                                                     ==========

          See Accompanying Selected Information to Unaudited Condensed
                   Combined/Consolidated Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
            CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                              For the Three-Months Ended        For the Six-Months
                                     September 30,              Ended September 30,
                              --------------------------
                                  2001          2000            2001         2000
                              -----------    ----------     -----------    -----------
REVENUE                       $   219,402       310,237        503,817        631,013

COST OF SALES                     172,987       242,006        399,186        492,753
                              -----------    ----------     -----------    -----------

   Gross Profit                    46,415        68,231        104,631        138,260
                              -----------    ----------     -----------    -----------

OPERATING  EXPENSES
    Professional fees              12,782       22,266          40,907         27,556
    Salaries and related
      expenses                     48,933       30,580         120,254         66,833
    Consulting fees paid to
      related party                46,000            -          76,200              -
    Other                          29,332       18,628          48,703         43,345
                              -----------    ----------     -----------    -----------

        Total Operating
          Expenses                137,047       71,474         286,064        137,734
                              -----------    ----------     -----------    -----------

         Net Income (Loss)
           Before Other
           Income (Expense)
           and Provision for
           Taxes                  (90,632)      (3,243)       (181,433)           526

OTHER INCOME (EXPENSE)
   Interest income                  1,895        3,500           3,430          7,183
   Interest expense                (5,705)      (4,359)        (10,887)        (8,396)
                              -----------    ----------     -----------    -----------

        Net Income (Loss)
          Before Income Taxes     (94,442)      (4,102)       (188,890)          (687)

(PROVISION) BENEFIT FOR
  INCOME TAXES                $    (2,400)           -          (2,400)             -
                              -----------    ----------     -----------    ----------

        Net Income (Loss)     $   (96,842)      (4,102)       (191,290)          (687)
                              ===========    =========     ===========     ==========

BASIC NET INCOME PER SHARE:

        Basic and diluted     $     (.009)   $       -      $    (.017)    $        -
                              ===========    =========     ===========     ==========

WEIGHTED-AVERAGE  COMMON
 SHARES  OUTSTANDING:

    Basic  and  diluted        10,996,647   10,373,196      10,996,647     10,373,196
                              ===========    =========     ===========     ==========


          See Accompanying Selected Information to Unaudited Condensed
                   Combined/Consolidated Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
            CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     For the Six-Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       2001             2000
                                                    ----------       ----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING  ACTIVITIES:
     Net  income  (loss)                            $ (191,290)      $    (687)
     Adjustments to reconcile net (loss) to net
     cash provided (used) by operating  activities:
       Amortization and depreciation                         -           1,904
       Royalty expense used against unpaid
         stock subscription                                924           2,227
       Write down of obsolete inventory                  7,564               -
       (Increase) decrease in accounts receivable          678         (33,648)
       Increase in accounts payable and accrued
         expenses                                       37,129           6,290
       Increase (decrease) in trade accounts
         payable - related party                       (20,198)          2,241
       Increase in interest payable                      9,652             617
       (Increase) in prepaid expense                    (5,000)         (1,391)
       Issuance of common stock in
         consideration for services                     15,000               -
                                                    ----------       ---------

         Net Cash Flows (Used) by
           Operating Activities                       (145,541)        (22,447)
                                                    ----------       ---------

CASH FLOWS PROVIDED (USED) BY INVESTING
  ACTIVITIES:
    Decrease in receivable - related companies          76,507           4,967
                                                    ----------       ---------

        Net Cash Flows Provided by
          Investing Activities                          76,507           4,967
                                                    ----------       ---------

CASH FLOWS PROVIDED (USED) BY
  FINANCING  ACTIVITIES:
    Increase in notes payable                          106,619               -
    (Decrease) in due to related party                 (60,450)         (2,000)
    Proceeds from officer's loan                         2,202          14,064
    Payment  due  to  officer                                -          (9,000)
                                                    ----------       ---------

         Net Cash Flows Provided by
           Financing Activities                         48,371           3,064
                                                    ----------       ---------

NET (DECREASE) IN CASH                                 (20,663)        (14,416)

CASH AT THE BEGINNING OF THE YEAR                       28,356          20,049
                                                    ----------       ---------

CASH AT THE END OF THE YEAR                         $    7,693       $   5,633
                                                    ==========       =========

ADDITIONAL  DISCLOSURES:
  Cash  paid  during  the  year  for:

   Interest                                         $       -         $      -
                                                    ==========       =========

   Income taxes                                     $       -         $  6,747
                                                    ==========       =========

          See Accompanying Selected Information to Unaudited Condensed
                   Combined/Consolidated Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed combined/consolidated financial statements have been prepared by Internet Infinity, Inc. and Subsidiary and Electronic Media Central Corporation (the Companies), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined/consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2001, and the results of operations and cash flows for the related interim periods ended September 30, 2001 and 2000. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002, or any other period.

The accounting policies followed by the Companies and other information are contained in the notes to the Companies' financial statements filed on June 29, 2001, as part of the annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

In August 2001, Internet Infinity, Inc. (III) announced plans to spin off, on a pro rata basis, Electronic Media Central Corporation (EMC), its wholly owned subsidiary, to stockholders of record as of September 18, 2001. In accordance with APB 23, paragraph 23, the spin off has been accounted for on a historical basis, as a tax-free distribution (Note 5). The Company has not requested or received a ruling from the Internal Revenue Service as to whether this distribution qualifies as a non-taxable transaction.

These financial statements have been prepared on a condensed combined/consolidated basis. III is the parent of Morris & Associates, Inc. (100%) which is consolidated into these financial statements. As of September 30, 2001, III and EMC are commonly controlled corporations in related operations, which is the combined portion of these financial statements.

NOTE  2  -  LIQUIDITY

The Companies have suffered substantial recurring losses from operations and have a working capital deficiency. The Companies must increase revenue and profitability and obtain additional equity and/or debt financing in order to continue to operate. The Companies have taken certain actions in an effort to become profitable and improve cash flow from operations in the future. These actions include seeking new revenue opportunities and additional financing sources. Management continues to implement plans to increase revenues, reduce existing cost structures and improve operating efficiencies. There can be no assurance that management will be successful in the implementation of its plan.

NOTE  3  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity (Deficit) for the six months ended September 30, 2001:


                        Balance                                        Reclassify                 Stock      Balance
                       March 31,  Royalties   Shares   Shares  Reverse  Due from              Distribution September 30,
                         2001      Earned   Cancelled  Issued   Split  Stockholder Net (Loss)   Dividend      2001
                      ---------- ---------  ---------  ------- ------- ----------- ---------- ------------ -------------
Internet Infinity,
  Inc.and
  Subsidiary:

Preferred Stock:
  Shares, par value
  $.001; authorized
  1,000,000 shares,
  issued and
  outstanding                         -           -          -      -          -          -          -               -

  Amount                              -       -              -      -          -          -          -               -

Common Stock:
  Shares, par value
  $.001; authorized
  20,000,000 shares
  issued and
  outstanding         10,419,880      -      (1,100)   300,000      -          -          -          -     10,718,780

  Amount              $   10,420      -          (1)       300      -          -          -          -         10,719

Additional Paid In
  Captial             $1,002,167      -           1     14,700      -          -          -          -      1,016,868

Unpaid Stock
  Subscription        $ (498,583)    924          -          -      -          -          -          -       (497,659)

Accumulated (Deficit) $ (789,970)      -          -          -      -          -   (166,548)   (10,000)      (966,518)
                      ----------     ---     ------    -------  -----     ------    ---------   --------   ----------

Balance               $ (275,966)    924          -     15,000      -          -  $(166,548)  $(10,000)    $ (436,590)
                      ==========     ===     ======    =======  =====     ======  =========   ========     ==========





                        Balance                                        Reclassify                 Stock      Balance
                       March 31,  Royalties   Shares   Shares  Reverse  Due from              Distribution September 30,
                         2001      Earned   Cancelled  Issued   Split  Stockholder Net (Loss)   Dividend      2001
                      ---------- ---------  ---------  ------- ------- ----------- ---------- ------------ -------------
Electronic Media
  Central Corporation

Preferred Stock:
  Shares, par value
  $.001; authorized
  10,000,000 shares,
  issued and
  outstanding                   -       -         -          -           -      -            -         -             -

  Amount                        -       -         -          -           -      -            -         -             -


Common Stock:
  Shares, par value
  $.001; authorized
  40,000,000 shares
  issued and
  outstanding pre
  reverse split, par
  value $.02 post
  reverse split        10,000,000       -         -           -  (9,500,000)     -             -         -        500,000

  Amount              $    10,000       -         -           -           -       -            -         -         10,000

Additional Paid In
  Captial             $         -       -         -           -           -       -            -         -              -

Unpaid Stock
  Subscription        $    (9,999)      -         -           -           -   9,999            -         -              -

Retained Earnings     $   123,984       -         -           -           -       -       24,742)        -         99,242
                      ----------     ----     -----     -------  ----------   -----    ---------   -------     ----------

Balance               $   123,985       -         -           -           -  $9,999    $ (24,742)        -     $  109,242
                      ===========    ====     =====     =======  ==========  ======    =========   =======     ==========

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)


                        Balance                                        Reclassify                 Stock      Balance
                       March 31,  Royalties   Shares   Shares  Reverse  Due from              Distribution September 30,
                         2001      Earned   Cancelled  Issued   Split  Stockholder Net (Loss)   Dividend      2001
                      ---------- ---------  ---------  ------- ------- ----------- ---------- ------------ -------------
Combined:
Preferred Stock                -        -          -         -       -          -             -          -            -

Common Stock
  Amount                       -        -          -         -       -          -             -          -       20,719

Additional Paid In
  Captial                      -        -          -         -       -          -             -          -    1,016,868

Unpaid Stock
  Subscription                 -        -          -         -       -          -             -          -     (497,659)

Accumulated (Deficit) $        -        -          -         -       -          -             -          -     (867,276)
                      ----------     ----      -----     -----   -----       ----     ---------    -------    ---------

Balance               $        -        -          -         -       -          -             -          -    $(327,348)
                      ==========     ====      =====     =====   =====       ====     =========    =======    =========

During the current three-month period, III cancelled 1,100 shares of stock previously recorded at par value of $.001. The stock was issued several years ago as a gift and was recorded at $.001 or $1. The certificates were never released, and are now being cancelled.

III issued 300,000 shares of restricted common stock during the period. When the stock was issued, the fair market value of the stock was $.07 per share. Because of the restricted nature of the stock, management decided that all of the following shares should be recorded at a value of $.05 per share. 100,000 shares were issued in consideration for future consulting services and have been recorded at $5,000 as a prepaid expense. 160,000 shares of stock were issued to three stockholders in consideration for extending the due dates of their notes payable. This has been recorded as a current period expense for $8,000. 40,000 shares of common stock have been issued to current employees and have been recorded as a current period expense of $2,000.

In August 2001, prior to the spin-off of EMC, the Board of Directors of III voted and approved the reverse split of EMC shares from 10,000,000 to 500,000. The par value, in accordance with this reverse split has changed from $.001 per share to $.02 per share.

NOTE  5  -  SPIN-OFF  OF  ELECTRONIC  MEDIA  CENTRAL  CORPORATION

On August 31, 2001, the directors of III approved a distribution to its stockholders, pro-rata, of 500,000 shares of common stock of EMC, which was a wholly owned subsidiary of III. The record date for determining the persons who will participate in the stock distribution is September 18, 2001, with a delivery date of September 28, 2001.

The distribution is for 500,000 shares of EMC's common stock, par value of $.02, to each stockholder of III on the record date of September 18, 2001. The exchange is on a pro-rata basis of .048 shares of EMC's stock for each share of III's common stock. EMC is an unlisted California Corporation, whose common stock is registered with the Securities and Exchange Commission under Section
12(g)  of  the  Exchange  Act.

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE  5  -  SPIN-OFF  OF  ELECTRONIC  MEDIA  CENTRAL  CORPORATION  (CONTINUED)

Information  regarding  EMC  is  as  follows:

                              For the Three-Months Ended        For the Six-Months
                                     September 30,              Ended September 30,
                              --------------------------
                                  2001          2000            2001         2000
                              -----------    ----------     -----------    -----------
Net Sales                        193,713        300,244       464,490        616,165

Costs and Expenses            $  215,936     $  275,328     $ 488,432      $ 568,856
                              ----------     ----------     ---------      ---------

        Income (Loss) Before
          Income  Taxes          (22,223)        24,916       (23,942)        47,309

Income taxes allocated
  by parent                          800          5,000           800         10,000
                              ----------     ----------     ---------      ---------

        Net Income (Loss)     $  (23,023)    $   19,916     $ (24,742)     $  37,309
                              ==========     ==========     =========      =========

                                                    September 30,  September 30,
                                                         2001          2000
                                                    -------------  -------------
Current  Assets                                     $     99,683   $    160,487
Other Assets                                              74,270        123,162
                                                    ------------   ------------

        Total Assets                                $    173,953   $    283,649
                                                    ============   ============

Current Liabilities                                 $     64,711   $     99,530
Stockholders' Equity                                     109,242        184,119
                                                    ------------   ------------

        Total  Liabilities  and
          Stockholders' Equity                      $    173,953   $    283,649
                                                    ============   ============

NOTE  6  -  EARNINGS  PER  SHARE

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The weighted-average number of shares are a combination of III (10,496,647) and EMC (500,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Second  Quarter 2002 Compared to Second Quarter 2001
--------------------------------------------------------------------------------

Sales

     Internet Infinity revenues for Q2 2002 were $219,402, a 29.3% decrease in revenues from Q2 2001 of $310,237. The decrease in sales was attributable to a slowdown in the economy and a slowdown in the performance of a key sales employee. An existing employee has moved up to service and sell the customers as of September 30, 2001.

Cost  of  Sales

     Our cost of sales decreased to $172,987 for Q2 2002, or 78.8% of sales, down from $242,006 for Q2 2001, or 78.0% of sales. This $69,019 decrease in the cost of sales is due primarily to a decrease in sales volume and the 0.8% increase in the cost of sales represents a normal variation in the cost of goods and supplier allowances.

Gross  Margin

     Our gross margin decreased to $46,415 for Q2 2002, or 21.2% of sales, from $68,231 for Q2 2001, or 22.0% of sales. This 0.8% decrease is attributable to a normal variation in the cost of goods and supplier allowances.

Operating  Expenses

     Operating expenses for Q2 2002 increased to $137,047, or 62.5% of sales, over $71,474 or 23.0% of sales, for Q2 2001. This increase of $65,573 in operating expenses for Q2 2002 over Q2 2001 is primarily due to an $18,353 increase in employee base salaries and $46,000 in consulting fees paid to a related party company owned by George Morris, the president of our company. The 39.5% increase in operating expenses as a percentage of sales to 62.5% in Q2 2002 resulted from decrease in sales to cover overhead, salaries and consulting fees described above.

Net  Income  (Loss)

     We had a net loss of $96,842 in Q2 2002, or 44.1% of sales, as compared with a net loss of $4,102 in Q2 2001, or 1.3% of sales. The decrease in net income of $92,740 is discussed in the previous sections.

Results of Operations - First Half of Fiscal Year 2002 Compared to First Half of
--------------------------------------------------------------------------------
Fiscal  Year  2001
------------------

Sales

     Internet Infinity revenues for the first half of FY 2002 were $503,817 a 20.3% decrease in revenues over the first half of FY 2001 of $631,013. The decrease in sales was attributable to a slowdown in the economy and a slowdown in the performance of a key sales employee.

Cost  of  Sales

     Our cost of sales decreased to $399,186 for the first half of FY 2002, or 79.3% of sales, from $492,753 for the first half of FY 2001, or 78.1% of sales. This decrease in the cost of sales is due to a decrease in sales volume and the 1.1% increase in the cost of sales represents a normal variation in the cost of goods and supplier allowances.

Gross  Margin

     Our gross margin decreased to $104,631 for the first half of FY 2002, or 20.8% of sales, from $138,260 for the first half of FY 2001, or 21.9% of sales. This 1.8% decrease is attributable to a normal variation in the cost of goods and supplier allowances.

Operating  Expenses

     Operating expenses for the first half of FY 2002 increased to $286,064 or 56.9% of sales, over $137,734 or 21.8% of sales, for the first half of FY 2001. This large increase in operating expenses is primarily due to a $53,421 increase in employee compensation and $76,200 in consulting fees paid to a related party company owned by George Morris, the president of our company.

Net  Income  (Loss)

     We had a net loss of $191,290 in the first half of FY 2002, or 38.0% of sales, as compared with a net loss of $687 in the first half of FY 2001, or 0.1% of sales. The cause of the decrease in net income of $190,603 is discussed in the previous sections.

Financial  Conditions

     At September 30, 2001 the companies had a working capital deficit of $243,670, consisting of current assets totaling $116,457 and current liabilities totaling $360,127. The September 30, 2001 working capital deficit increased by $192,757 as compared to the March 31, 2001 working capital deficit balance of $50,913. The increase in the working capital deficit was due to cash used to fund the net loss during the six months ended September 30, 2001. During the six months ended September 30, 2001, the companies used cash of $20,663 as compared to $14,416 in cash used during the six months ended September 30, 2000. The companies used $145,541 in operating activities, which was due to their net loss for the six months ended September 30, 2001 of $191,290, offset by non-cash expenses related to issuance of common stock of $15,000 and an increase in accounts payable and accrued liabilities of $37,129. The companies provided cash from investing activities of $76,507, which related to a decrease in receivables from a related party. The companies also provided cash from financing activities of $48,371 due to an increase in the notes payable of $106,619. This was partially offset by a decrease in amounts due to a related party of $60,450.

Item  5.          Other  Information

     On August 31, 2001, the directors approved a distribution to our stockholders, pro rata, of 500,000 shares of common stock of Electronic Media Central Corporation, which was a wholly owned subsidiary of our company. The record date for determining the persons who would participate in the stock distribution was September 18, 2001, with a delivery date of September 28, 2001. The exchange was on a pro-rata basis of .048 shares of Electronic Media's stock for each share of our company. Electronic Media is an unlisted California corporation whose common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Exchange Act.

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

          10.1        -     Master  License   and   non-exclusive   Distribution
                            Agreement  between  Internet Infinity, Inc. and Lord
                            & Morris Productions, Inc.*

          10.2        -     Master    License   and    Exclusive    Distribution
                            Agreement  between  L&M  Media,  Inc.  and  Internet
                            Infinity,  Inc.*

          10.3        -     Master    License    and   Exclusive    Distribution
                            Agreement  between  Hollywood  Riviera  Studios  and
                            Internet  Infinity,  Inc.*

          10.4        -     Fulfillment   Supply   Agreement   between  Internet
                            Infinity,  Inc.  and  Ingram  Book  Company**

          *Previously filed with Form 10-SB 10-13-99; Commission File No.0-27633 incorporated herein.

          **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.



(B)     Forms  8-K

     Form 8-K September 28, 2001, filed October 31, 2001, reporting Item 2 - Acquisition or Disposition of Assets. Commission file number 000-27633.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November  16,  2001               INTERNET  INFINITY,  INC.


                                          By:/s/George  Morris
                                             -----------------------------------
                                             George Morris,  President and Chief
                                               Executive  Officer