Form 10QSB
period 2001-12-31
INTERNET INFINITY INC
filed 2002-02-20
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

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


                            12881 Knott Street #115
                             Garden Grove, CA 92841
                             Telephone 714-434-0433
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

     As of December 31, 2001, there were 11,518,870 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                  CONDENSED COMBINED/CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                  (UNAUDITED)

                                     ASSETS

CURRENT  ASSETS
  Cash                                                             $     15,708
  Accounts receivable, net of allowance for doubtful
    accounts of $6,500                                                  100,067
  Inventory                                                               3,781
  Net current deferred tax asset                                          7,500
                                                                   ------------
        Total Current Assets                                            127,056
                                                                   ------------

PROPERTY  AND  EQUIPMENT,  AT  COST

OTHER  ASSETS
  Net deferred tax asset                                                 16,047
                                                                   ------------

        Total Assets                                               $    143,103
                                                                   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
   Notes payable                                                   $     30,901
   Accounts payable and accrued expenses                                 85,778
   Payable - related companies                                            1,882
   Interest payable                                                      16,488
   Due to officer - current                                              36,000
   Note payable - related party                                          24,552
                                                                   ------------
        Total Current Liabilities                                       195,601
                                                                   ------------
LONG-TERM  LIABILITIES
  Due to officer - non-current                                          154,092
  Note payable - related party                                          167,000
                                                                   ------------
        Total Long-Term Liabilities                                     321,092
                                                                   ------------
        Total Liabilities                                               516,693
                                                                   ------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
  Preferred  stock
  Common stock                                                           22,519
  Paid-in capital                                                     1,056,068
  Unpaid  stock  subscriptions                                         (497,189)
  Accumulated  (deficit)                                               (954,988)
                                                                   ------------
        Total  Stockholders'  (Deficit)                                (373,590)
                                                                   ------------

        Total Liabilities and Stockholders' Equity (Deficit)       $    143,103
                                                                   ============

          See Accompanying Selected Information to Unaudited Condensed
                  Combined/Consolidated Financial Statements.

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
            CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                               For The Three-Months      For The Nine-Months
                                 Ended December 31,        Ended December 31,
                                 2001         2000         2001         2000
                             -----------  -----------  -----------  -----------
REVENUE                      $   229,355  $   261,087  $   733,172  $   892,100

COST OF SALES                    182,230      208,891      581,416      701,644
                             -----------  -----------  -----------  -----------
    Gross Profit                  47,125       52,196      151,756      190,456
                             -----------  -----------  -----------  -----------

OPERATING  EXPENSES
  Professional fees               16,935       12,673       57,842       40,229
  Salaries and related
    expenses                      36,437       53,885      156,691      120,718
  Consulting fees paid to
    related party                 58,000       30,300      134,200       30,300
  Other                           17,897       27,110       66,600       70,455
                             -----------  -----------  -----------  -----------
      Total Operating
        Expenses                 129,269      123,968      415,333      261,702
                             -----------  -----------  -----------  -----------
      Net Income (Loss)
        Before Other Income
        (Expense) and
        Provision for Taxes      (82,144)     (71,772)    (263,577)     (71,246)

OTHER  INCOME  (EXPENSE)
  Interest income                     --        3,686        3,430       10,869
  Interest expense                (5,568)      (4,302)     (16,455)     (12,698)
                             -----------  -----------  -----------  -----------
      Net Income (Loss)
       Before Income Taxes       (87,712)     (72,388)    (276,602)     (73,075)

(PROVISION)  BENEFIT  FOR
 INCOME  TAXES                        --           --       (2,400)          --
                             -----------  -----------  -----------  -----------

      Net Income (Loss)      $   (87,712) $   (72,388) $  (279,002) $   (73,075)
                             ===========  ===========  ===========  ===========

BASIC NET (LOSS) PER SHARE:

  Basic and diluted          $     (.008) $     (.007) $     (.025) $     (.007)
                             ===========  ===========  ===========  ===========

WEIGHTED-AVERAGE  COMMON
  SHARES  OUTSTANDING:

  Basic  and  diluted         11,207,323   10,373,196   11,207,323   10,373,196
                             ===========  ===========  ===========  ===========

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
                                  (UNAUDITED)

                                                     For the Nine-Months Ended
                                                           December 31,
                                                        2001            2000
                                                    ------------    ------------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income (loss)                                 $  (279,002)    $   (73,075)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating  activities:
    Amortization and depreciation                            --           7,617
    Royalty expense used against unpaid stock
      subscription                                        1,394           2,437
    Write down of obsolete inventory                     11,346           8,784
    (Increase) in accounts receivable                   (12,538)         (7,662)
    Increase in accounts payable and accrued
      expenses                                           40,943          11,161
    Increase (decrease) in trade accounts
      payable - related party                           (18,316)         16,006
    Increase in interest payable                         12,720              --
    Decrease in prepaid expense                              --           1,516
    Issuance of common stock in consideration
      for services                                       22,000              --
                                                    -----------     -----------

      Net Cash Flows (Used) by Operating Activities    (221,453)        (33,216)
                                                    -----------     -----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Decrease in receivable - related companies            112,819          13,097
                                                    -----------     -----------

      Net Cash Flows Provided by Investing
        Activities                                      112,819          13,097
                                                    -----------     -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  (Decrease) in notes payable                           (26,171)             --
  (Decrease) in due to related party                     (6,500)             --
  Proceeds from officer's loan                           22,107          16,523
  Payment  of  loan  due  to  officer                        --          (9,000)
  Increase in note payable - related party              106,550              --
                                                    -----------     -----------

      Net Cash Flows Provided by Financing
        Activities                                       95,986           7,523
                                                    -----------     -----------

NET (DECREASE) IN CASH                                  (12,648)        (12,596)

CASH AT THE BEGINNING OF THE YEAR                        28,356          20,049
                                                    ===========     ===========

CASH AT THE END OF THE YEAR                         $    15,708     $     7,453
                                                    ===========     ===========
ADDITIONAL  DISCLOSURES:
  Cash  paid  during  the  year  for:

    Interest                                        $        --     $     9,776
                                                    ===========     ===========

    Income taxes                                    $        --     $        --
                                                    ===========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common  stock  issued  for  conversion
    of notes and loans payable                      $    34,000     $        --
                                                    ===========     ===========

          See Accompanying Selected Information to Unaudited Condensed
                   Combined/Consolidated Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2001
                                  (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed combined/consolidated financial statements have been prepared by Internet Infinity, Inc. and Subsidiary and Electronic Media Central Corporation (the Companies), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined/consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2001, and the results of operations and cash flows for the related interim periods ended December 31, 2001 and 2000. The results of operations for the three months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002, or any other period.

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

These financial statements have been prepared on a condensed combined/consolidated basis. III is the parent of Morris & Associates, Inc. (100%) which is consolidated into these financial statements. As of December 31, 2001, III and EMC are commonly controlled corporations in related operations, which is the combined portion of these financial statements.

NOTE  2  -  LIQUIDITY

III and Subsidiary have suffered substantial recurring losses from operations and have a working capital deficiency. These Companies must increase revenue and profitability and obtain additional equity and/or debt financing in order to continue to operate. They have taken certain actions in an effort to become profitable and improve cash flow from operations in the future. These actions include seeking new revenue opportunities and additional financing sources. Management continues to implement plans to increase revenues, reduce existing cost structures and improve operating efficiencies. There can be no assurance that management will be successful in the implementation of its plan.

NOTE  3  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2001
                                  (UNAUDITED)


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity (Deficit) for the nine months ended December 31, 2001:

    Internet  Infinity  and  Subsidiary:

                      Preferred Stock              Common Stock
               ---------------------------  ---------------------------
               $.001 par value, 10,000,000  $.001 par value, 20,000,000
                    shares authorized            shares authorized       Additional     Unpaid
                                                                           Paid in      Stock      Accumulated
                 Shares        Amount          Shares          Amount      Capital   Subscription   (Deficit)    Balance
                 ------        ------        ----------      ----------  ----------  ------------  -----------  ----------
Balance  at
  March 31, 2001     --        $   --        10,419,880      $   10,420  $1,002,167  $  (498,583)  $  (789,970) $ (275,966)

Royalties earned     --            --                --              --          --        1,394            --       1,394

Shares cancelled     --            --            (1,100)             (1)          1           --            --          --

Shares issued        --            --         1,100,000           1,100      53,900           --            --          --

Net (loss)           --            --                --              --          --           --      (245,914)   (245,914)

Stock
 distribution
 dividend            --            --                --              --          --           --       (10,000)    (10,000)
                   ----         -----        ----------      ----------  ----------  -----------  ------------  ----------

Balance  at
  December 31,
  2001               --         $  --        11,518,780      $   11,519  $1,056,068  $ (497,189)  $ (1,045,884) $ (475,486)
                   ====         =====        ==========      ==========  ==========  ==========   ============  ==========

    Electronic  Media  Central  Corporation:

                      Preferred Stock              Common Stock
               ---------------------------  ---------------------------
               $.001 par value, 10,000,000  $.02 par value, 40,000,000
                    shares authorized            shares authorized       Additional     Unpaid
                                                                           Paid in       Stock      Retained
                 Shares        Amount          Shares          Amount      Capital   Subscription   Earnings     Balance
                 ------        ------        ----------      ----------  ----------  ------------  -----------  ----------
Balance  at
  March 31, 2001     --        $  --         10,000,000      $   10,000  $      --   $   (9,999)   $   123,984  $   123,985

Shares issued        --           --             50,000           1,000         --           --             --        1,000

Reverse split        --           --         (9,500,000)             --         --           --             --           --

Payment  from
  stockholder        --           --                 --              --         --        9,999             --        9,999

Net  (loss)          --           --                 --              --         --           --        (33,088)     (33,088)
                   ----         -----        ----------      ----------  ----------  -----------  ------------  -----------

Balance  at
 December 31,
 2001                --         $  --           550,000      $   11,000  $      --   $       --   $     90,896  $   101,896
                   ====         =====        ==========      ==========  ==========  ==========   ============  ===========

    Combined:

                      Preferred Stock              Common Stock
               ---------------------------  ---------------------------
                                                                         Additional     Unpaid
                                                                           Paid in      Stock       Retained
                 Shares        Amount          Shares          Amount      Capital   Subscription   Earnings     Balance
                 ------        ------        ----------      ----------  ----------  ------------  -----------  ----------
Balance  at
  December  31,
  2001               --        $  --         12,068,780      $   22,519  $1,056,068  $ (497,189)  $   (954,988) $  (373,590)
                   ====         =====        ==========      ==========  ==========  ==========   ============  ===========

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2001
                                  (UNAUDITED)


NOTE  4  -  STOCKHOLDERS'  EQUITY  (DEFICIT)  (CONTINUED)

During the current nine-month period, III cancelled 1,100 shares of stock previously recorded at par value of $.001. The stock was issued several years ago as a gift and was recorded at $.001 or $1. The certificates were never released, and are now being cancelled.

During the nine-month period ended December 31, 2001, III issued 1,100,000 shares of restricted common stock. When the stock was issued, the fair market value of the stock was $.07 per share. Because of the restricted nature of the stock, management decided that all of the following shares should be recorded at a value of $.05 per share. 220,000 shares were issued in consideration for employee bonuses and consulting services and have been recorded as an expense for $11,000. 160,000 shares of stock were issued to three stockholders in consideration for extending the due dates of their notes payable. This has been recorded as a current period expense for $8,000. 40,000 shares of common stock have been issued to current employees and have been recorded as a current period expense of $2,000. 680,000 shares valued at $34,000, were issued to related parties for their conversion of debt to equity.

In August 2001, prior to the spin-off of EMC, the Board of Directors of III voted and approved the reverse split of EMC shares from 10,000,000 to 500,000. The par value, in accordance with this reverse split has changed from $.001 per share to $.02 per share. During the current period, EMC issued 50,000 shares of common stock at par value to employees as a bonus. The $1,000 is included in consulting expense.

The unpaid stock subscription of $9,999 due from III to EMC, was paid during the current period ended December 31, 2001.

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

The distribution is for 500,000 shares of EMC's common stock, par value of $.02, to each stockholder of III on the record date of September 18, 2001. The exchange is on a pro-rata basis of .048 shares of EMC's stock for each share of III's common stock. EMC is an unlisted California Corporation, whose common stock is registered with the Securities and Exchange Commission under Section
12(g) of the Exchange Act. This transaction has been recorded as a stock dividend distribution.

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2001
                                  (UNAUDITED)


NOTE  5  -  SPIN-OFF  OF  ELECTRONIC  MEDIA  CENTRAL  CORPORATION  (CONTINUED)

Information  regarding  EMC  is  as  follows:

                               For The Three-Months      For The Nine-Months
                                 Ended December 31,        Ended December 31,
                                 2001         2000         2001         2000
                             -----------  -----------  -----------  -----------
Net Sales                        218,055      243,770      682,544      859,935

Costs and Expenses           $   226,401  $   266,886  $   714,832  $   835,742
                             -----------  -----------  -----------  -----------

      Income (Loss) Before
      Income Taxes                (8,346)     (23,116)     (32,288)      24,193

Income taxes allocated
  by parent                           --           --          800       10,000
                             -----------  -----------  -----------  -----------

      Net Income (Loss)      $    (8,346) $   (23,116) $   (33,088) $    14,193
                             ===========  ===========  ===========  ===========

                                                             December 31,
                                                           2001        2000
                                                       -----------  -----------
Current  Assets                                        $   106,871  $   133,364
Other Assets                                                82,131       40,429
                                                       -----------  -----------

      Total Assets                                     $   189,002  $   173,793
                                                       ===========  ===========

Current Liabilities                                    $    87,106  $    12,790
Stockholders' Equity                                       101,896      161,003
                                                       -----------  -----------

      Total  Liabilities  and
        Stockholders' Equity                           $   189,002  $   173,793
                                                       ===========  ===========


NOTE  6  -  EARNINGS  PER  SHARE

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The weighted-average number of shares are a combination of III (10,704,778) and EMC (502,545).

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2001
                                  (UNAUDITED)


NOTE  7  -  RELATED  PARTY

The Company utilizes office space, telephone and utilities provided by AMC (a subsidiary of a Company owned 98% by George Morris) at an estimated fair market value of $900 per month.

In addition, III pays $30,000 per quarter and EMC pays $16,000 per quarter to Apple Realty Inc., which is 100% owned by George Morris. At December 31, 2001, accrued liabilities of $90,000 and $32,000, respectively, are included in note payable-related party long-term and current.

NOTE  8  -  DEFERRED  INCOME  TAXES

The net deferred tax amounts included in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

  Deferred tax asset - current                                  $     7,500
  Deferred tax liability - current                                       --
                                                                -----------

        Net Asset - Current                                     $     7,500
                                                                ===========

  Deferred tax asset - non-current                              $   169,474
  Deferred  tax  liability  -  non-current                               --
  Less valuation allowance                                         (153,427)
                                                                -----------

        Net Asset - Non-current                                $     16,047
                                                               ============

The deferred tax asset resulted from reserves for bad debts that are deductible when the accounts receivable is written off as an impairment of assets, which is not currently deductible for tax purposes, and from a net operating loss carryforward for federal and state income tax purposes. The total of $23,547 is estimated benefits that the consolidated group may realize due to future profitability of EMC.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset which may not be realized. For the nine months ended December 31, 2001, valuation allowance has not changed.






                                       10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Third  Quarter  2002  Compared to Third Quarter 2001
--------------------------------------------------------------------------------

Sales

     Internet Infinity revenues for Q3 2002 were $229,355, a 13.8% decrease from Q3 2001 revenues of $261,087. The decrease in sales was attributable to the slowing economy affecting the purchases of existing customers and the resignation and replacement of a major account sales person by the Company.

Cost  of  Sales

     Our cost of sales decreased to $182,230 for Q3 2002, or 79.5% of sales, down from $208,891 for Q3 2001, or 80.0% of sales. This $26,661 decrease in the cost of sales is due primarily to a decrease in sales volume.

Gross  Margin

     The company's gross margin decreased to $47,125 for Q3 2002, or 20.5% of sales, from $52,196 for Q3 2001, or 20.0% of sales. This $5,071 decrease is attributable to the lower sales.

Operating  Expenses

     Operating expenses for Q3 2002 increased to $129,269, or 56.4% of sales, over $123,968, or 47.5% of sales, for Q3 2001. This increase of $5,301 in operating expenses for Q3 2002 over Q3 2001 is primarily due to -

     - an increase in consulting expense from $30,300, or 11.6% of sales, in Q3 2001 to 58,000, or 25.3% of sales, in Q3: 2002;

     - a decrease in salaries and related expenses from $53,885, or 20.6% of sales, in Q3 2001 to $36,437, or 15.9% of sales, in Q3 2002; and

     - an increase in legal and accounting expense from $12,673, or 4.9% of sales, in Q3 2001 to $16,935, or 7.4% of sales, in Q3 2002.

Net  Income  (Loss)

     The company had a net loss of $87,712 in Q3 2002, or 38.2% of sales, as compared with a net loss of $72,388 in Q3 2001, or 27.7% of sales. The increase in net loss of $15,324 resulting from a decrease in revenues and an increase in operating expense is discussed in the previous sections.

Balance  Sheet  Items

     Our cash position increased from $7,453 at December 31, 2000 (Q3 2001) by $8,249 to $15,708 at December 31, 2001 (Q3 2002). Accounts receivable from non-affiliates decreased from $124,442 at December 31, 2000 (Q3 2001) by $24,375 to $100,067 at December 31, 2001 (Q3 2002), and the inventory decreased from $29,693 at December 31, 2000 (Q3 2001) by $25,912 to $3,781 at December 31, 2001
(Q3  2002).

Results  of Operations - First Nine Months of Fiscal Year 2002 Compared to First
--------------------------------------------------------------------------------
Nine  Months  of  Fiscal  Year  2001
------------------------------------

Sales

     Internet Infinity revenues for the first nine months of FY 2002 were $733,172, a 17.8% decrease in revenues over the first nine months of FY 2001 of $892,100. The decrease in sales was attributable to a decline in orders from existing customers attributable to the expectation of a slowing United States economy and the loss and replacement of a major account sales representative of the Company.

Cost  of  Sales

     Our cost of sales decreased to $581,416 for the first nine months of FY 2002, or 79.3% of sales, from $701,644 for the first nine months of FY 2001, or 78.7% of sales. This decrease in the cost of sales is due primarily to the decrease in total sales as explained above.

Gross  Margin

     The company's gross margin decreased to $151,756 for the first nine months of FY 2002, or 20.7% of sales, from $190,456 for the first nine months of FY 2001, or 21.3% of sales. This decrease is attributable to the decreased total sales as explained above.

Operating  Expenses

     Operating expenses for the first nine months of FY 2002 increased to $415,333, or 56.6% of sales, over $261,702, or 29.3% of sales, for the first nine months of FY 2001. This increase in operating expenses is primarily due to -

     - an increase in consulting expense from $30,300, or 3.4%, in the first nine months of FY 2001 to $122,200, or 16.7% of sales, in the first nine months of FY 2002;

     - an increase in insurance expense from $23,095, or 2.6% of sales, in the first nine months of FY 2001 to $24,952, or 3.4% of sales, in the first nine months of FY 2002;

     - an increase in legal and accounting expense from $40,229, or 4.5% of sales, in the first nine months of FY 2001 to $57,842, or 7.9% of sales, in the first nine months of FY 2002;

     - an increase in salaries and related expenses from $120,718, or 13.5% of sales, in the first nine months of FY 2001 to $156,691, or 21.4% of sales, in the first nine months of FY 2002; and

     - a decrease in commission expense from $13,020, or 1.5% of sales, in the first nine months of FY 2001 to $1,835, or 0.26% of sales, in the first nine months of FY 2002.

Net  Income  (Loss)

     The company had a net loss of $279,002 in the first nine months of FY 2002, or 38.1% of sales, as compared with a net loss of $73,075 in the first nine months of FY 2001, or 8.2% of sales. The increased net loss of $205,927 is discussed in the previous sections.

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
                     Hollywood  Riviera  Studios  and  Internet  Infinity, Inc.*

    10.4       -     Fulfillment  Supply  Agreement  between  Internet Infinity,
                     Inc.  and  Ingram  Book  Company**

    *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.

    **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.


(b)  Forms  8-K

     None


                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its nine months by the undersigned hereunto duly authorized.

Dated:  February  14,  2002              INTERNET  INFINITY,  INC.


                                         By/s/George  Morris
                                           -------------------------------------
                                              George Morris, President and Chief
                                                Executive  Officer