Form 10KSB
period 2002-03-31
INTERNET INFINITY INC
filed 2002-07-02
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            INTERNET INFINITY, INC.
                 (Name of small business issuer in its charter)

                          Commission File No. 0-27633

                        State of Incorporation: Delaware
                      IRS Employer I.D. Number: 95-4679342

                                413 Avenue G, #1
                            Redondo Beach, CA 90277
                             Telephone 310-318-2244
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

                            12881 Knott Avenue, #115
                         Garden Grove, California 92841
                             Telephone 714-434-0433
                             ----------------------
             (Former name or address, if changed since last report)

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.001 par value
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $863,673

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $292,062 computed by reference to the $0.09 average of the bid and asked price of the Company's Common Stock on June 18, 2002.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,718,780 shares of Common
Stock,  $0.001  par  value,  on  June  18,  2002.

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

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Item     1.     Description  of  Business                                     1
                Business  of  Internet  Infinity                              2
                Products                                                      3
                Suppliers  and  Sub-Contractors                               3
                Distribution  Methods                                         3
                Competition                                                   3
                Advertising  and  Promotion                                   3
                Dependence  on  Major  Customers                              3
                Patents,  Trademarks  and  Licenses                           4
                Government  Approval  and  Regulations                        4
                Research  and  Development                                    4
                Cost  of  Compliance  with  Environmental  Laws               4
                Seasonality                                                   4
                Employees                                                     4
                New  Products  and  Services                                  4

Item     2.     Description  of  Property                                     4

Item     3.     Legal  Proceedings                                            4

Item     4.     Submission  of  Matters to a Vote of Security Holders         4

Item     5.     Market  for Common Equity and Related Stockholder Matters     5

Item     6.     Management's  Discussion  and  Analysis                       6

                Results  of  operations                                       6
                Sales                                                         7
                Gross  margin                                                 7
                Selling,  General  and  Administrative  Expense               7
                Royalties  Expense                                            8
                Net  Profit  (Loss)                                           9
                Balance  Sheet  Items                                         9
                Liquidity  and  Outlook                                       9

Item     7.     Financial  Statements                                        10

Item     8.     None

Item     9.     Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange
                Act                                                          29

Item    10.     Executive  Compensation                                      30

Item    11.     Security Ownership of Certain Beneficial Owners
                and Management                                               31

Item    12.     Certain  Relationships  and  Related  Transactions           32

Item    13.     Exhibits  and  Reports  on  Form  8-K                        33

                Signatures                                                   34

                                     PART I

Item  1.     Description  of  Business.

     Internet  Infinity,  Inc.  (the  "Company") was incorporated on October 27,
1995 in the State of Delaware. We raised $375,000 under Rule 504 in a non-registered public offering of our common stock during the period August 1996 through July 1997. We conduct our business from our sales headquarters office in Redondo Beach, California. We first had revenues from operations in 1996.

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

     We first turned our attention and efforts to selling electronic media duplication and packaging services offered by an unaffiliated company, Video Magnetics, LLC. We did this through our wholly-owned subsidiary, Electronic Media Central Corporation. We had experience with videotape duplication and CD-ROM from prior sales of our special interest video programs and Internet software programs. In addition, the growing digital media market offered compatible alternative electronic media opportunities to Internet Infinity. One of Internet Infinity's early software packages for the retail market included a combination of CD and access to the Internet. The 70-year-old owner of Video Magnetics had primarily sold, to small local companies, video tape duplication services, CD-ROM duplication services, new low quality and used blank video tapes, video tape packaging supplies and used video tape duplication equipment. In December 1996, the owner of Video Magnetics said he wanted to get rid of the business and retire as soon as possible. He advised Internet Infinity that he believed a new owner would not want to continue the distribution arrangement Video Magnetics had with Internet Infinity. Therefore, the only way to guarantee Internet Infinity's right to distribute the products and retain the existing customer base that came from Video Magnetics was to acquire Video Magnetics. Accordingly, George Morris, our chief executive officer and the controlling shareholder of our company, through another company, L&M Media, Inc., in which he has had over a 51 percent ownership for over ten years, bought Video Magnetics' business in early 1997. If Morris had not acquired Video Magnetics, the sales to existing Video Magnetics customers that had been turned over by Video Magnetics to Internet Infinity and the availability of Video Magnetics' low-cost, in-house manufacturing facilities would probably have been lost to any other new owner of Video Magnetics.

     On December 1, 1998, Apple Media Corporation, a wholly owned subsidiary of L&M Media, Inc., assumed all responsibility for business operations of the former Video Magnetics, Inc. Apple Media focused on the manufacturing and duplication of video, CD and related products.

     Apple Media Corporation was the major supplier of products to Internet Infinity and its subsidiaries. It provided blank video, video packaging supplies and duplication of video and CD Media on credit terms as needed by Internet Infinity and its subsidiaries.

     At the time we acquired Video Magnetics we also added to the Internet Infinity business the distribution of better quality blank videotapes, recordable compact discs ("CDRs") and pre-recorded video programs on numerous subjects. L&M Media, Inc. and its wholly owned subsidiary Apple Media Corporation sourced new suppliers of electronic media materials and components at the annual industry "Replitech Exposition" and through the industry trade publication "Tape & Disk Business." The licensed pre-recorded video programs are owned by L&M Media, Inc., an affiliated company 51 percent owned by George Morris, and are sold through Morris & Associates, another wholly-owned subsidiary. Internet Infinity contacted school distributors by telephone to offer these licensed programs. Program subjects included "how-to" for various sports, cooking, home and auto repair, lawn and garden, crafts, business success and computer software training.

     In July 1997 we had started to accumulate the distribution rights to twenty-five Health and Medical video programs owned by L&M Media, Inc., which is 51 percent owned by George Morris, the controlling shareholder and officer and director of Internet Infinity. Acquiring distribution rights from L&M Media for the first five programs in July 1997 was a starting point for Internet Infinity to work with the business possibilities of developing an on-line Internet health and medical library. In order, to control the rights to all the programs available from L&M Media and stop L&M Media from granting the distribution rights to another company. Internet Infinity agreed to acquire the distribution rights from L&M Media for the remaining twenty completed health and medical programs in February 1998. In early 1999 we purchased, from L&M Media and from Hollywood Riviera Studio, the distribution rights to five video modules on Personal and Sales Skill Development. The five modules of the Personal and Sales Skill Development are: The need/benefit approach to making friends and selling more, Identifying the problem, Developing the need, Dealing with doubts and objections, Closing for the order. Hollywood Riviera Studios is the "d/b/a" of Apple Realty, Inc., which is 100 percent owned by George Morris, the controlling shareholder and principal officer and director of Internet Infinity. The marketing of the Health and Medical video and Personal and Sales Skill Development was delayed until a suitable and profitable use could be located with a partner. Ideally, a partner would have an interest in preparing and selling short one to five minute video segments as content for traffic building on web sites. At that time, no such use or partner had been identified for the programs. However, Internet Infinity had retained a part-time consultant to work with the development of the Health and Medical library.

     The first "Internet Infinity Business to Business" web site www.mlmhub.com was launched in March 2000 but promotion of the site had been delayed due a lack of funding. The plan was to begin sales of our electronic media training products with a partner company. The possibility of finding such a partner was unknown. This new business-to-business site would have focused on persons with an interest in the direct selling profession. It included a "direct selling" store with business success books, audio tape programs, videotape programs, blank videotape and CD, and videotape duplication services. In addition, the MLMHUB site was to provide information gathered from news media and research for the visitor interested in direct selling. The funding to expand and promote this site was to come from the operating revenues of Internet Infinity and from loans of approximately $20,000 from George Morris, the President of Internet Infinity.

     As the result of distributing all the shares of Electronic Media Central Corporation on September 25, 2001 to the shareholders of record on September 18, 2002, Internet Infinity ceased being in the media duplication business. Also, the sales of pre-recorded programs through its wholly owned subsidiary Morris & Associates, Inc. is expected to decline to under $50,000 for the fiscal year 2003 and will be discontinued.

     As of March 2002, revenue growth plans for Internet Infinity have been cancelled due to a lack of funding. However, research is being conducted in the area of single person internet matching services. In addition, a private company merger partner is being sought as another potential avenue for revenue growth. However, there is no assurance that the singles project or a merger can or will be successful at any time.

Business  of  Internet  Infinity

     Internet  Infinity

     -     distributes  blank  media.

     Products
     --------

     We  have  one  principal  product:

     -     blank  video  tape.

     Suppliers  and  Sub-Contractors
     -------------------------------

     As of April 1, 2002, blank video tape product is provided by an independent supplier, Pac Max Corporation of Brea California. We receive orders by telephone and Pac-Max drop ships and sends our invoice. We are billed for the shipment at a cost negotiated for the order by our one salesperson. Office space, reception, telephone and utilities are provided at no cost to our company as part of the services provided to our affiliate company Electronic Media Central Corporation. Electronic Media Central pays $2,500 per month to Pac-Max for office space, reception, telephone and utilities.

   The functional relationship between Internet Infinity and Apple Realty, Inc dba/ Morris Group consultants, a company owned by George Morris the controlling shareholder and officer and director of Internet Infinity is one of independent contractors. Apple Realty, Inc dba/ Morris Group with its business broker real estate license are helping the company develop and implement a strategy for possible merger and acquisition activity by Internet Infinity.

     Distribution  Methods
     ---------------------

     We distribute our products through an in-house employee working the telephone, fax, mail and the Internet. Shipments are made throughout the United States with a majority in California.

     Our sales representative employee is paid on a salary plus an incentive bonus based on the gross profit generated each month. The sales representative is responsible for managing his account orders and customer service.

     Competition
     -----------

     The electronic blank media business is highly competitive. Numerous small regional competitors such as our company serve the smaller regional business and nonprofit organization markets. We compete with both price and customer services. In addition, we monitor offers from competitors on the Internet, through direct mail and through comparison-shopping, to remain competitive.

     Advertising  and  Promotion
     ---------------------------

     Our advertising and promotion is primarily electronic-media focused. We engage in telephone and fax campaigns to prospect for blank media business.

     Dependence  on  Major  Customers
     --------------------------------

     With only one large customer at $23,430 sales for fiscal 2002, our company will most likely discontinue all sales operations for blank video tape with the loss of this customer in the fiscal year 2003. Revenue for Internet Infinity may go to zero if no merger or alternative business is found.

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

     We  have  no  budget  for  research  and  development.

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

     Employees
     ---------

     We  employ  one  part-time  person.

     New  Products  &  Services
     --------------------------

     No  new  products  or  services  are  planned.

Item  2.  Description  of  Property.

     Our one part-time sales person does not require any measurable office space or utilities for the blank video tape sales operation. With the discontinuing sales of blank video tape, no facilities will be needed. Storage of our records and accounting documents will be provided at no charge by George Morris.

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

     The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

                                       High                      Low
                                       ----                      ---
     2000
     ----
          1st  Qtr.                   0.6000                    0.3500
          2nd  Qtr.                   0.5620                    0.1870
          3rd  Qtr.                   0.4300                    0.2800
          4th  Qtr.                   0.2800                    0.1500

     2001
     ----
          1st  Qtr.                   0.2300                    0.1500
          2nd  Qtr.                   0.1600                    0.1000
          3rd  Qtr.                   0.1100                    0.0300
          4th  Qtr.                   0.0800                    0.0300

     2002
     ----
          1st  Qtr.                   0.1500                    0.0400


     On March 31, 2002 there were 10,718,780 shares of common stock outstanding. There are 1,607,242 shares subject to outstanding options. No shares are subject to securities convertible into such shares of stock.

Holders

     As of March 31, 2002 there were approximately 411 holders of record of our common stock. Some 1,519,980 shares of common stock are held in brokerage accounts under the record name of "Cede & Co."

Dividends

     We have paid no cash dividends to our stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

Recent  Sales  of  Unregistered  Securities

     During the past three fiscal years, Internet Infinity sold 709,684 shares of our common stock in five transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Securities and Exchange
Commission. No underwriters were used to affect the sales. The names of the persons who bought the shares of stock, the dates the shares sold, the number of shares issued, the prices paid in cash or services for the shares and the nature of the consideration received by Internet Infinity are as follows.

                                    No. of
                                    Shares        Price per      Nature of
Person                  Date        Issued        Share          Consideration
------                  ----        -------       ---------      --------------
Thomas  J.  Kenan       03-28-00     60,000       $0.25          Legal Services
David  G.  VanHorn      03-28-00    120,000       $0.25          (1)
Anna  Moras             03-28-00    160,000       $0.25          (1)
Minh  Nguyen            03-28-00      2,000       $0.25          (2)
Pac-Max  Corporation    03-28-00      1,000       $0.25          (2)
Roger  Casas            03-28-00     10,000       $0.125         (3)
Shirlene  Bradshaw      03-28-00     10,000       $0.125         (3)
Thomas  J.  Kenan       02-05-01     46,684       $0.10          Legal Services
David  VanHorn          09-17-01    100,000       $0.05          (2)
David  Golling          09-17-01     10,000       $0.05          (2)
National  Capital       09-17-01    100,000       $0.05          (2)
Anna  Moras             09-17-01     50,000       $0.05          (2)
Shirlene  Bradshaw      09-17-01     20,000       $0.125         (3)
Roger  Casas            09-17-01     20,000       $0.125         (3)


(1) Reduction of debt owed by Internet Infinity to this person by conversion to shares of stock.

(2) Suppliers consulting services paid with shares of stock rather than cash.

(3)     Employee  exercise  of  stock  option.


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

                                     Year  Ended  3-31
                                 2002                 2001
                                 --------------------------
Sales                            100.0%               100.0%
Cost  of  sales                   79.3                 80.5
                                 -----                -----
Gross  margin                     20.7                 19.5
Selling,  general  and
    administrative
    expenses                      64.7                 40.7
Interest income (expense)         (2.3)                 1.1
                                 -----                -----
Net income (loss) before
    income  taxes                (46.2)                20.8

     Sales
     -----

     Sales decreased by $277,153 from $1,140,826 in the fiscal year ended March 31, 2001 to $863,673 in the fiscal year ended March 31, 2002, a decrease of 24.3 percent. The decrease in sales was attributable primarily to a decrease of $271,466 in sales of Electronic Media Central from $1,072,755 in the fiscal year ended 2001 to $801,289 in the fiscal year ended 2002, a decrease of 25.3 percent. The Electronic Media Central decrease in sales was attributable primarily to a decrease in purchases by existing customers caused by a slowing economy and the loss of our major account sales person. We expect Electronic Media Central revenues will continue to decline and our company will attempt to reduce overhead to limit losses in the future.

    Sales of Morris & Associates, Inc. recorded a decrease of $11,354 from $28,974 in the fiscal year ended 2001 to $17,620 in the fiscal year ended 2002, a decrease of 39.2 percent. This decrease is due primarily to the aging of the pre-recorded video programs offered to the retail market. We have experienced gradually declining sales over the past five years to a point of no profit. Therefore, we will discontinue the sales of pre-recorded videos in the fiscal year 2003. Morris & Associates, Inc. was selling prerecorded video programs on a non-contract, limited-return basis to retail distributors.

     In addition, the effort that resulted in blank videotape sales of $44,763 in the fiscal year ended March 31, 2002 were also considered non-profitable and therefore are being considered for discontinuation in the fiscal year 2003.

     Gross  Margin
     -------------

     Gross margin decreased by $43,693 from $222,670 in fiscal year 2001 to $178,977 in fiscal year 2002 in dollar amounts but increased from 19.5 percent in fiscal 2001 to 20.7 percent in fiscal 2002 in percentage of sales. This change is primarily attributed to a cost of goods increase from an obsolete inventory markdown for Morris & Associates. The Morris & Associates inventory was reduced by $15,127 to zero as of March 31, 2002. The change in gross margin was also attributable to the Electronic Media Central gross margin decrease of $47,037 from $215,395 in fiscal year 2001 to $168,358 in fiscal year 2002 in dollar amounts but an increase in percentage of sales from 20.1 percent to 21.0 percent. This change in gross margin is primarily attributed to the $271,466 decrease in Electronic Media Central sales from $1,072,755 in the fiscal year ended March 31, 2001 to $801,289 in the fiscal year ended March 31, 2001.

     Selling,  General  and  Administrative  Expense
     -----------------------------------------------

     Selling, general and administrative expenses increased by $110,566 from $447,874, or 39.3 percent of sales in fiscal year 2001, to $558,440, or 64.6 percent of sales in fiscal year 2002, an increase of 25.3 percent. For the

Electronic Media Central subsidiary, selling, general and administrative expenses allocations increased by $115,514 from $242,555, or 33.4 percent of sales in fiscal year 2001, to $358,069, or 30.3 percent of sales in fiscal year 2002, a total expense increase of 47.6 percent and an decrease of 3.16% as a percentage of sales. A breakdown of the increases is:

- Bad debt write-off of $57,063, which includes a $76,472 one-time write-off of a related-party receivable from Apple Media Corporation ("AMC") which is 51% owned by George Morris, President of Internet Infinity, offset by $19,409 debt forgiveness by a previous supplier, Athana Magnetics. On April 29, 2002, AMC filed for bankruptcy.

- Sales commissions decreased from $13,020 to $1,835 primarily as the result of the reduction in the sales force to one person.

- Internet Infinity retained as an independent contractor Apple Realty, Inc., d/b/a Morris Group Consultants, a company owned by George Morris, the controlling shareholder, officer and director of Internet Infinity. Apple Realty, Inc., d/b/a Morris Group, with its real estate business broker license is helping the company develop and implement a strategy for possible merger and acquisition. Consulting fee expenses accrued for the Morris Group were $167,000 in the fiscal year 2002 over $60,600 for the fiscal year ended March 31, 2001, an increase of $106,400.

- With the reporting status of our company to the Securities and Exchange Commission, insurance expense increased with the both business and the directors' and officers' policy from $35,990 for the fiscal year ended
     March  31,  2001,  to  $44,512  for  the  fiscal year ended March 31, 2002,

- Professional fees including legal and accounting decreased from $67,625 for the fiscal year ended March 31, 2001, to $65,695 for the fiscal year ended March 31, 2002,

- Transportation expense increased from $5,850 for the fiscal year ended March 31, 2001 to $6,508 for the fiscal year ended March 31, 2002, to as reimbursement for company use of personal vehicles,

- Office expense decreased $6,188 for the fiscal year ended March 31, 2001, to $3,739 for the fiscal year ended March 31, 2002, and

- Salaries and related expenses were decreased from $190,773 for the fiscal year ended March 31, 2001, to $167,184 for the fiscal year ended March 31, 2002, due to reduction in sales and management personnel.

     Royalties  Expense
     ------------------

     Our distribution rights to the personal development and sales training programs require the payment of royalties equal to twenty percent of the gross sales of the programs. The royalties are owed to L&M Media and Hollywood Riviera Studios, both of which are controlled by George Morris, controlling shareholder and principal officer and director of Internet Infinity. The three-year exclusive distribution rights granted to Internet Infinity for these programs has been extended to allow the royalties to be applied to the extinguishment of the stock subscription agreement payments owed to Internet Infinity by L&M Media and Hollywood Riviera Studios before any cash payment is made to Internet Infinity. In addition, Internet Infinity has a similar but non-exclusive distribution license from L&M Media for approximately 200 special-interest video programs for which it owes royalties equal to ten percent of gross sales. Royalties owed to L&M from the sales of these L&M programs by Internet Infinity are also applied to the subscription agreement balance due from L&M Media.

     The benefits to Internet Infinity in dealing with L&M Media programs can be measured by the positive cash flow generated. Sales of these products had a high 80 percent gross margin before dilution caused by the payment of royalties. For the year ended March 31, 2001, these royalties accounted for $1,762 of the $14,096 gross margin obtained from the $17,620 sales of these products.

     Net  Profit  (Loss)
     -------------------

     We had a net loss from operations, after a provision for income taxes, in the fiscal year ended March 31, 2002 of $425,307, or $0.04 a share of our common stock. In the fiscal year ended March 31, 2001 we had a net loss from operations, after a provision for income taxes, of $237,037, or $0.02 a share of common stock. The loss of 49.2 percent of sales for fiscal year 2002 versus the
20.8 percent loss for the fiscal year ended 2001 is due to the 24.3 percent decrease in sales in fiscal year 2002 of $863,673, down from fiscal year 2001's $1,140,826 while operating expenses increased by 24.7 percent from $447,874 for fiscal year 2001 to $558,440 for fiscal year 2002.

     Balance  Sheet  Items
     ---------------------

     The net loss from operations of $425,307 for the fiscal year ended March 31, 2002 increased the retained earnings deficit from $665,986 on March 31, 2001 to $1,101,293 on March 31, 2002. Our cash position decreased from $28,356 for the fiscal year ended March 31, 2001 to $4,869 for the fiscal year ended March 31, 2002. Accounts receivable from non affiliates decreased from $87,529 at the end of fiscal year 2001 to $41,655 at the end of fiscal year 2002, while inventory decreased from $15,127 for the fiscal year ended March 31, 2001to zero at the end of fiscal year 2002.

     Liquidity  and  Outlook
     -----------------------

     We had been able to stay in operation only (1) with the services provided by Apple Media Corporation, a wholly-owned subsidiary of L&M Media, Inc., a supplier of electronic media duplication services, which is under the control of George Morris, the controlling shareholder and principal officer of both Electronic Media Central and Internet Infinity and (2) from the cash flow generated by Electronic Media Central from the sale of electronic media duplication services. Also, George Morris personally advanced funds to Electronic Media Central when needed. George Morris also acquired Video Magnetics, an insolvent electronic media duplication company with his personal cash and proceeded to turn around the situation for the benefit of Electronic Media Central by providing services to sell.

     Electronic Media Central management believes that it will not generate sufficient cash flow to support operations during the twelve months ended March 31, 2003. Although sales and expenses should continue to decline with the new supplier Pac-Max and Electronic Media Central should generate a net profit and positive cash flow from operations, additional funds will be necessary for continued operation of the company.

     Our auditors have issued a going concern statement in Note 3 of the attached financial statements.

     In addition to cash provided from operations, loans from George Morris can provide additional cash to Electronic Media Central and Internet Infinity.

   The payment record of our existing customers has been good with low bad-debt losses for over two years from duplication service customers. Accordingly, management believes the risk of non-payment in the future is manageable.

Item  7.  Financial  Statements

Independent  Auditors'  Report                                               11
Combined/Consolidated  Balance  Sheet March 31, 2002                         12
Combined/Consolidated  Statements  of Operations March 31, 2002              14
Combined/Consolidated  Statements  of  Stockholders'  Equity  (Deficit)
     for  the  Years  Ended  March 31, 2002 and 2001                         15
Combined/Consolidated  Statements  of  Cash  Flows  for  the  Years
     Ended  March  31,  2002  and  2001                                      17
Notes  to  Combined/Consolidated  Financial  Statements  March  31,  2002    19

                          INDEPENDENT AUDITORS' REPORT





June  11,  2002



To  the  Board  of  Directors  and  Stockholders
Internet  Infinity,  Inc.  and  Subsidiary  and
Electronic  Media  Central  Corporation

We have audited the accompanying combined/consolidated balance sheet of Internet Infinity, Inc. (a Delaware Corporation) and Subsidiary and Electronic Media Central Corporation (a California Corporation) as of March 31, 2002, and the related combined/consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended March 31, 2002. These combined/consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined/consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined/consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined/consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined/consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc. and Subsidiary and Electronic Media Central Corporation as of March 31, 2002, and the results of their operations and their cash flows for each of the two years ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying combined/consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
3. The combined/consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Caldwell,  Becker,  Dervin,  Petrick  &  Co.,  L.L.P.

CALDWELL,  BECKER,  DERVIN,  PETRICK  &  CO.,  L.L.P.
Woodland  Hills,  California

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                      COMBINED/CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002


                                     ASSETS

CURRENT  ASSETS
    Cash                                                            $     4,869
    Accounts  receivable,  net  of  allowance  for
      doubtful accounts of  $6,500 (Note 2)                              41,655
    Receivables - related entities (Note 6)                               3,350
    Net current deferred tax asset (Note 10)                                 --
                                                                    -----------

        Total Current Assets                                             49,874
                                                                    -----------

PROPERTY  AND  EQUIPMENT,  at  cost  (Note  2)
    Office equipment                                                     16,955
    Office furniture                                                     15,366
                                                                    -----------

                                                                         32,321
        Less  Accumulated  Depreciation                                 (32,321)
                                                                    -----------

        Net Property and Equipment                                           --
                                                                    -----------

        Total Assets                                                $    49,874
                                                                    ===========


The Accompanying Notes are an Integral Part of the Combined/Consolidated Financial Statements

See  Accompanying  Auditors'  Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                COMBINED/CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 2002


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES

    Notes payable (Note 5)                                          $    27,000
    Accounts payable and accrued expenses                                45,594
    Trade payable - related entities (Note 6)                            29,666
    Note payable - related entity (Note 6)                               31,052
    Accrued payroll                                                       3,063
    Sales tax payable                                                     1,504
    Interest payable                                                     13,863
    Income tax payable                                                    6,400
    Due to officer - current (Note 7)                                    36,000
                                                                    -----------

        Total Current Liabilities                                       194,142
                                                                    -----------

LONG-TERM  LIABILITIES
    Due to officer - non-current (Note 7)                               187,059
    Note payable - related entity (Note 6)                              229,200
                                                                    -----------

        Total Long-Term Liabilities                                     416,259
                                                                    -----------

        Total Liabilities                                               610,401
                                                                    -----------

STOCKHOLDERS'  EQUITY  (DEFICIT)
    Preferred stock                                                          --
    Common stock                                                         20,719
    Paid-in capital                                                   1,016,868
    Unpaid  stock  subscriptions                                       (496,821)
    Accumulated  (deficit)                                           (1,101,293)
                                                                    -----------

        Total  Stockholders'  Equity  (Deficit)                        (560,527)
                                                                    -----------

        Total Liabilities and Stockholders' Equity (Deficit)        $    49,874
                                                                    ===========

The Accompanying Notes are an Integral Part of the Combined/Consolidated Financial Statements

See  Accompanying  Auditors'  Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                 COMBINED/CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                            2002          2001
                                                            ----          ----
REVENUE                                                  $ 863,673  $ 1,140,826
                                                         ---------  -----------
COST  OF  SALES
    Beginning inventory                                     15,127       39,039
    Purchases                                              669,569      894,244
    Labor and video costs                                       --           --
                                                         ---------  -----------

                                                           684,696      933,283
    Less ending inventory                                       --       15,127
                                                         ---------  -----------

        Total Cost of Sales                                684,696      918,156
                                                         ---------  -----------

        Gross Profit                                       178,977      222,670
                                                         ---------  -----------

OPERATING  EXPENSES
    Professional fees                                       65,695       67,625
    Salaries and related expenses                          167,184      190,773
    Consulting  fees  paid  to  related  party             167,000       60,600
    Bad debts, net of forgiveness (Note 15)                 57,063       36,021
    Other                                                  101,498       92,855
                                                         ---------  -----------

        Total  Operating  Expenses                         558,440      447,874
                                                         ---------  -----------

        Income  (Loss)  Before
          Other  Income  (Expense)
          and  Provision  for  Taxes                      (379,463)    (225,204)

OTHER  INCOME  (EXPENSE)
    Interest income                                          3,430       12,514
    Interest expense                                       (23,327)     (16,917)
                                                         ---------  -----------

        Net  Income  (Loss)                              (399,360)    (229,607)

(PROVISION)  BENEFIT  FOR
  INCOME  TAXES
    Current                                                 (2,400)      (2,400)
    Deferred                                               (23,547)      (5,030)
                                                         ---------  -----------

        Net Income (Loss)                                $(425,307) $  (237,037)
                                                         =========  ===========

        Basic and diluted (loss) per common share        $    (.04) $      (.02)
                                                         =========  ===========



The Accompanying Notes are an Integral Part of the Combined/Consolidated Financial Statements

See  Accompanying  Auditors'  Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
       COMBINED/CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

Internet Infinity and Subsidiary:

                        Preferred Stock             Common Stock
                   --------------------------  --------------------------
                   $.001 par value 10,000,000  $.001 par value, 20,000,00
                       shares authorized            shares authorized       Additional     Unpaid
                                                                             Paid-In       Stock      Accumulated
                        Shares    Amount             Shares    Amount        Capital    Subscription   (Deficit)     Balance
                       --------  --------         ----------  --------     -----------  ------------  ------------  ---------
Balance at
  March 31, 2000           -     $     -          10,373,196  $10,373     $  997,546     $(500,551)   $  (575,758)  $ (68,390)

Issued in
  consideration
  for professional
  services (Note 14)       -           -              46,685       47          4,621             -             -        4,668

Royalties
  Earned (Note 3)          -           -                   -        -              -         1,968             -        1,968

Net (Loss) -
  March 31, 2001           -           -                   -        -              -             -      (214,212)    (214,212)
                        ----     -------          ----------  -------     ----------     ---------    ----------    ---------

Balance at
  March 31, 2001           -           -          10,419,880   10,420      1,002,167      (498,583)     (789,970)    (275,966)

Royalties earned
  (Note 4)                 -           -                   -        -              -         1,762             -        1,762

Shares cancelled           -           -              (1,100)      (1)             1             -             -            -

Shares issued
  (Note 8)                 -           -             260,000      300         12,700             -             -       13,000

Stock options
  exercised
  (Note 8)                 -           -              40,000        -          2,000             -             -        2,000

Net (loss) -
  March 31, 2002           -           -                   -        -              -             -      (234,796)    (234,796)

Stock
  distribution
  dividend                 -           -                   -        -              -             -       (10,000)     (10,000)
                        ----     -------          ----------  -------     ----------     ---------    ----------    ---------

Balance at
  March 31, 2002           -     $     -          10,718,780  $10,719     $1,016,868     $(496,821)   $(1,034,766)  $(504,000)
                        ====     =======          ==========  =======     ==========     =========    ===========   =========



The Accompanying Notes are an Integral Part of the Combined/Consolidated Financial Statements

See  Accompanying  Auditors'  Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
       COMBINED/CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED MARCH 2002 AND 2001 (CONTINUED)

Electronic Media Central Corporation:

                        Preferred Stock             Common Stock
                   --------------------------  --------------------------
                   $.001 par value 10,000,000  $.02 par value, 40,000,000
                       shares authorized            shares authorized       Additional     Unpaid
                                                                             Paid-In       Stock       Retained
                        Shares    Amount             Shares    Amount        Capital    Subscription   Earnings     Balance
                       --------  --------         ----------  --------     -----------  ------------  ------------  ---------
Balance at
  March 31, 2000           -     $     -               1,000  $      1    $        -     $       -    $   146,809   $ 146,810

Common Stock
  issued                   -           -           9,999,000     9,999             -        (9,999)             -           -

Net (Loss) -
  March 31, 2001           -           -                   -         -             -             -        (22,825)    (22,825)
                        ----     -------          ----------  -------     ----------     ---------    ----------    ---------

Balance at
  March 31, 2001           -           -          10,000,000   10,000              -        (9,999)       123,984     123,985

Revenue Split
  (Note 8)                 -           -          (9,500,000)       -              -            -               -           -

Payment from
  stockholder              -           -                   -        -              -        9,999               -       9,999

Net (loss) -
  March 31, 2002           -           -                   -        -              -            -        (190,511)   (190,511)
                        ----     -------          ----------  -------     ----------     --------     ----------    ---------

Balance at
  March 31, 2002           -     $     -             500,000  $10,000     $        -     $      -     $   (66,527)  $ (56,527)
                        ====     =======          ==========  =======     ==========     ========     ===========   =========


Combined:

                        Preferred Stock               Common Stock         Additional     Unpaid
                       ------------------         -------------------        Paid-In       Stock       Retained
                        Shares    Amount             Shares    Amount        Capital    Subscription    Earnings     Balance
                       --------  --------         ----------  --------     -----------  ------------  ------------  ---------
Balance at
  March 31, 2002           -     $     -          11,218,780  $20,719     $1,016,868     $(496,821)   $(1,101,293)  $(560,527)
                        ====     =======          ==========  =======     ==========     ========     ===========   =========


The Accompanying Notes are an Integral Part of the Combined/Consolidated Financial Statements

See  Accompanying  Auditors'  Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                 COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                                            2002          2001
                                                         ----------   ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income (loss)                                      $(425,307)   $(237,037)
  Adjustment to reconcile net income to cash
    provided (used) by operating activities:
    Write-down of asset-related party
      receivable                                            76,472       35,650
    Forgiveness of debt                                    (19,409)          --
    Debt issues for consulting fees                        229,200           --
    Consulting fees related to stock issued                  7,000       60,450
    Debt extension fees related to stock issued              8,000        4,668
    Amortization of programming costs                           --        7,617
    Royalty expense used against
      unpaid stock subscription                              1,762        1,968
    Decrease in accounts receivable                         45,874       29,251
    Write down of obsolete inventory                        15,127       23,912
    Decrease in prepaid expense                                 --        1,516
    Increase (decrease) in accrued payroll                  (1,221)       1,072
    (Decrease) in sales tax payable                           (109)          --
    Increase in interest payable                            10,095        2,643
    Increase (decrease) in accounts payable                 15,562      (17,316)
    (Decrease) in accounts payable -
        related company                                    (50,982)      (2,000)
    Increase in income taxes payable                         2,400        2,400
    Decrease in deferred tax asset                          23,547        5,030
    Increase (decrease) in employee payable                 (4,906)       4,906
                                                         ---------    ---------
        Net Cash Flows Provided (Used)
          by Operating Activities                          (66,895)     (75,270)
                                                         ---------    ---------

CASH  FLOWS  PROVIDED  (USED)  BY  INVESTING
  ACTIVITIES:
    Decrease in note receivable -
      related company                                       32,997       34,100
                                                         ---------    ---------

        Net Cash Flows Provided by
          Investing Activities                              32,997       34,100
                                                         ---------    ---------

CASH  FLOWS  PROVIDED  (USED)  BY  FINANCING
  ACTIVITIES:
    Increase in due to officer                              55,074       20,844
    Proceeds from notes payable                                 --       34,473
    Payments on note payable                               (44,663)      (5,840)
                                                         ---------    ---------

        Net Cash Flows Provided (Used) by
          Financing Activities                              10,411       49,477
                                                         ---------    ---------


NET  INCREASE (DECREASE) IN CASH                           (23,487)       8,307

CASH AT THE BEGINNING OF THE YEAR                           28,356       20,049
                                                         ---------    ---------

CASH AT THE END OF THE YEAR                              $   4,869    $  28,356
                                                         =========    =========

The Accompanying Notes are an Integral Part of the Combined/Consolidated Financial Statements

See  Accompanying  Auditors'  Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                                            2002          2001
                                                         ----------   ----------
ADDITIONAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                             $  23,327    $  14,274
                                                         =========    =========

    Taxes                                                $      --    $      --
                                                         =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Unpaid stock subscription issued for prepaid
    royalties (Note 4)                                   $   1,762    $   1,968
                                                         =========    =========

  Stock dividend of EMC's shares issued to III's
    Stockholders                                         $  10,000    $      --
                                                         =========    =========

  Debt issued for consulting fees                        $ 229,200    $      --
                                                         =========    =========














The Accompanying Notes are an Integral Part of the Combined/Consolidated Financial Statements

See  Accompanying  Auditors'  Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
              NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  1  -  ORGANIZATION  AND  PRESENTATION

Organization

Internet Infinity, Inc. (III) was incorporated in the State of Delaware on October 27, 1995. III is in the business of distribution of electronic media duplication services and electronic blank media. They also distribute pre-recorded special interest video programs, internet web site services, and CD authorizing services. III also operates a business-to-business community web site for direct sales professionals.

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

On April 1, 1998, Electronic Media Central Corporation (EMC) was incorporated in California. EMC was formerly a division of III. EMC is engaged in the sale of blank electronic media such as video tapes and the duplication, replication and packaging of DVDs, CDs, video tapes and audio tapes. EMC and III are owned beneficially by identical stockholders.

In August 2001, III announced plans to spin-off, on a pro-rata basis, EMC, its wholly owned subsidiary, to stockholders of record as of September 18, 2001. In accordance with Accounting Principles Board (APB) Opinion 23, paragraph 23, the spin-off has been accounted for on a historical basis, as a tax-free distribution. The Company has not requested or received a ruling from the Internal Revenue Service as to whether this distribution qualifies as a non-taxable transaction.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Combination/Consolidation

These financial statements have been prepared on a combined/consolidated basis. III is the parent of Morris & Associates, Inc. (100%), which is consolidated into these financial statements. As of March 31, 2002, III and EMC are commonly controlled corporations in related operations, which is the combined portion of these financial statements. All significant inter-company transactions and balances have been eliminated in the combined/consolidation.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year's presentation.

Depreciation

The Company's equipment and furniture are carried at cost. Depreciation is provided over the estimated useful lives of the assets, which are fully depreciated.



See Accompanying Auditors' Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Long-Lived  Assets

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. If an impairment were to exist, it would be measured as the excess of the carrying amount of the asset over the discounted cash flow value of the asset. The carrying amount of the asset is its cost, less any accumulated depreciation or amortization. No such adjustment has been recorded for March 31, 2002.

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances and short-term investments with a maturity of three months or less.

Deferred  Income  Tax  Accounts

Deferred tax provisions/benefits are calculated for certain transactions and events because of differing treatments under generally accepted accounting principles and the currently enacted tax laws of the federal government. The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying balance sheet. The liability method, Financial Accounting Standards Board (FASB) No. 109, is used to account for these temporary differences. A valuation allowance is provided against deferred tax assets for when it is determined to be more likely than not that the asset will not be realized.

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

Stock-Based  Compensation

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation."

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

In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. See Note 13 for pro forma disclosures required by SFAS No. 123 plus additional information on the Company's stock options.


See Accompanying Auditors' Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounts  Receivable-Trade

Uncollectible accounts receivable are written off as bad debt expense at the end of each year. For the fiscal year ended March 31, 2002, no accounts receivable-trade were written off. For the fiscal year ended March 31, 2002, allowance for bad debts was not changed. Increase or decrease in the allowance for bad debts is offset against bad debt expense. (See Note 15 - Bad Debts Expense.)

Revenue  Recognition

Income and expenses are recorded on the accrual basis of accounting. Revenue is recognized from sales when a product is shipped, collection is probable and the fee is fixed and determinable. Expenses are recognized when incurred. Adoption of Staff Accounting Bulletin (SAB) No. 101 has had no effect on the way the Company recognizes revenue. The Company has not had to change their accounting policies to comply with SAB No. 101.

Segment  Reporting

The Company is a single segment reporting entity. At the current time all sales and related expenses are from video media programs, which includes tapes and CDs.

Earnings  Per  Share  of  Common  Stock

The Company adopted SFAS No. 128, "Earnings Per Share" in the fourth quarter of fiscal 1999. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. All prior year earnings per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculation did not result in any change to the Company's previously reported earnings per share for all years presented. Potential common shares, including stock options and warrants have been excluded from the calculation of diluted earnings per share for March 31, 2002, as their effect is anti-dilutive.

NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced significant losses and have a combined accumulated deficit of $1,101,293. At March 31, 2002, current liabilities significantly exceed current assets. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Companies will be able to complete their plans in the future at commercially reasonable terms, if at all, or that the Companies will be able to meet their future contractual obligations.

NOTE  4  -  SUBSCRIPTION  AND  ROYALTY  AGREEMENTS

III  has  royalty  agreements  with  two  separate  related  entities.

In July 1997, III entered into an agreement with L&M Media, Inc. for the rights to market pre-recorded health and medical programs. The agreement specifies that the Company shall pay a 15% royalty to L&M Media, Inc. on gross sales for all of these programs sold between April 1, 1998 and March 31, 2001. This agreement has been extended for an additional year. In consideration for these rights, the Company entered into a stock subscription agreement for 2,267,857 shares of common stock, with a trading value of $375,000. Royalties earned will go toward the reduction of the stock subscription obligation. George Morris, President of III, owns 98% of the stock of L&M Media, Inc. After the aforementioned extension, the contract is being renewed on a quarter-to-quarter basis with no additional consideration.

See Accompanying Auditors' Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


NOTE  4  -  SUBSCRIPTION  AND  ROYALTY  AGREEMENTS  (CONTINUED)

In January 2000, III entered into an agreement with Apple Realty, Inc. (dba Hollywood Riviera Studios), for the rights to market pre-recorded personal and sales development multimedia success programs. The agreement specifies that the Company shall pay a 20% royalty to Apple Realty, Inc. on gross sales for all of these programs sold between April 1, 1999 and March 31, 2001. This agreement has been extended for an additional year. In consideration for these rights, the Company entered into a stock subscription agreement for 517,241 shares of common stock, with a trading value of $150,000. In addition, the Company issued 517,241 options at a market price of $.3135 per share. Royalties earned will go toward the reduction of the stock subscription obligation. George Morris, President of III, owns 100% of the stock of Apple Realty, Inc. After the aforementioned extension, the contract is being renewed on a quarter-to-quarter basis with no additional consideration.

Currently, the royalty agreement amounts of $375,000 and $150,000, less the royalties earned of $28,179, are included in the equity section as unpaid subscription receivable. During the fiscal year ended March 31, 2002, royalties earned were $1,762.

In addition, III has a non-exclusive distribution license from L&M Media Inc. for approximately 200 special interest video programs for which it has not prepaid any royalties. Royalties owed to L&M Media Inc. from the sales of any special interest programs, are applied to the prepaid royalties associated with the health, medical and sales development training programs.

NOTE  5  -  NOTES PAYABLE

Five  notes  payable with various unrelated individuals.
  The notes are due upon 90  days  written  notice  from
  the individuals.  The notes are unsecured, with interest
  ranging  from  6%  to  12%  payable  quarterly.  The  notes have been outstanding since 1990.  Interest expense for
  the year was $3,474.                                             $     27,000
                                                                   ============

NOTE  6  -  RELATED ENTITIES TRANSACTIONS

George Morris is the President of III. As of March 31, 2002, Mr. Morris' beneficial ownership percentages of related companies' common stock is as follows:

  Internet Infinity, Inc.                                              72.11%
  Electronic Media Central Corporation                                 71.30%
  Morris & Associates, Inc.                                            72.11%
  L&M Media, Inc.                                                      51.00%
  Apple Realty, Inc.                                                  100.00%
  Apple Media Corporation                                              51.00%




See Accompanying Auditors' Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


NOTE  6  -  RELATED  ENTITIES  TRANSACTIONS  (CONTINUED)

Note receivable from L&M Media, Inc., plus interest at
  6% per annum.                                                     $     1,850


Loan  receivable  from  Apple  Realty,  Inc.,  without
  interest.  There  are no  specific terms of repayment.                  1,500
                                                                    -----------

                                                                    $     3,350
                                                                    ===========
Trade  accounts  payable  to:
  L&M Media, Inc.                                                   $    27,566
  Apple Realty, Inc.                                                      2,100
                                                                    -----------

                                                                    $    29,666
                                                                    ===========

Notes  payable  to:

Anna Moras (Mother of George Morris), with interest
  at 6% per annum, due upon 90 days written notice.
  Interest expense for the year ended March 31, 2002
  on this  note is $2,049.                                          $    31,052
                                                                    ===========

Apple  Realty,  Inc., secured by assets of III.  Interest
  shall accrue at 6% per annum,  due  and  payable
  April  1,  2003.  This  note  is  in  connection with
  consulting  fees  owed.  Interest  expense on this note
  for the year ended March 31, 2002 is $7,053.                      $   229,200
                                                                    ===========

The transactions between these companies during the fiscal years ended March 31, 2002 and 2001 are as follows:

                                                               2002      2001
                                                               ----      ----
III accrued consulting fees owed to Apple Realty, Inc.       $ 12,000  $ 60,600

EMC accrued consulting fees owed to Apple Realty, Inc.         47,000        --

Morris  &  Associates  cost  of  sales  purchases  from
  Apple Media Corporation (AMC)                               684,698   871,606

The Company utilizes office space, telephone and utilities provided by AMC at estimated fair market values, as follows:

                                                             Monthly    Annually
                                                             --------  ---------
     Rent                                                    $    300  $   3,600
     Telephone                                                    300      3,600
     Utilities                                                    300      3,600
                                                             --------  ---------

                                                             $    900  $  10,800
                                                             ========  =========

III and EMC have month-to-month agreements with AMC for a total monthly fee of $900. III pays $225 per month, and EMC pays $675 per month.


See Accompanying Auditors' Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


NOTE  7  -  DUE  TO  OFFICER

Unsecured  note  payable  to  George Morris, with
  interest at 6% per annum, with monthly  installments
  of  $3,000 beginning June 30, 2000.  George Morris
  is the  President of Internet Infinity, Inc.                    $     223,059

    Less  Current  Portion                                              (36,000)
                                                                  -------------

    Long-Term Portion                                             $     187,059
                                                                  =============

Maturities  of  due  to  officer  are  as  follows:

             For the Year Ending
                  March 31,
            --------------------
                    2003                                           $     36,000
                    2004                                                 36,000
                    2005                                                 36,000
                    2006                                                 36,000
                    2007                                                 36,000
                    2008                                                 36,000
                    2009                                                  7,059
                                                                   ------------

                                                                   $    223,059
                                                                   ============

Interest charged to expenses for the year ended March 31, 2002, on the above note was $10,752.

NOTE  8  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

During the current fiscal year, III cancelled 1,100 shares of stock previously recorded at par value of $.001. The stock was issued several years ago as a gift and was recorded at $.001 or $1. The certificates were never released, and are now being cancelled.

During the fiscal year ended March 31, 2002, III issued 300,000 shares of restricted common stock. When the stock was issued, the fair market value of the stock was $.07 per share. Because of the restricted nature of the stock, management decided that all of the following shares should be recorded at a value of $.05 per share. 100,000 shares were issued in consideration for employee bonuses and consulting services and have been recorded as an expense for $5,000. 160,000 shares of stock were issued to three stockholders in consideration for extending the due dates of their notes payable. This has been recorded as a current period expense for $8,000. 40,000 shares of common stock options have been exercised by current employees and have been recorded as a current period expense of $2,000. These options were exercised at $0 price, as a bonus to the employees.

In August 2001, prior to the spin-off of EMC, the Board of Directors of III voted and approved the reverse split of EMC shares from 10,000,000 to 500,000. The par value, in accordance with this reverse split, has changed from $.001 per share to $.02 per share.

The unpaid stock subscription of $9,999 due from III to EMC was paid during the current year ended March 31, 2002.

NOTE  9  -  CONCENTRATIONS  OF  CREDIT  RISK

For the fiscal year ended March 31, 2002, revenue from four customers represents 31% of the Company's total revenue. As of March 31, 2002, none of the Company's outstanding accounts receivable represent a significant portion of the total.

Morris  &  Associates,  Inc.'s  only supplier of products is AMC.  (See Note 7.)


See Accompanying Auditors' Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


NOTE  10  -  DEFERRED  INCOME  TAXES

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities:

     Deferred tax asset - non-current                             $     367,327
     Deferred tax liability - non-current                                    --
     Less  valuation  allowance                                        (367,327)
                                                                  -------------

       Net Asset - Non-current                                    $          --
                                                                  =============

The deferred tax asset resulted from a net operating loss carryforward for federal and state income tax purposes of approximately $1,037,300.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset, which may not be realized. For the year ended March 31, 2002, valuation allowance increased by $213,900.

NOTE  11  -  (PROVISION)  FOR  INCOME  TAXES

The  components  of  the  (provision)  for  income  taxes  are  as  follows:

NOTE  11  -  (PROVISION)  FOR  INCOME  TAXES

The  components  of  the  (provision)  for  income  taxes  are  as  follows:

                                                           2002         2001
                                                        ----------   ----------
Current  (Provision)
   Federal                                              $       --   $       --
   State                                                    (2,400)      (2,400)
                                                        ----------   ----------

                                                        $   (2,400)  $   (2,400)
                                                        ==========   ==========

Deferred  (Provision)
   Federal                                              $  (23,547)  $   (3,165)
   State                                                        --       (1,865)
                                                        ----------   ----------

                                                        $  (23,547)  $   (5,030)
                                                        ==========   ==========

III has a net operating loss carryforward of approximately $1,037,300 for tax purposes. For federal income tax purposes, the net operating loss carryforwards expire through 2022.

NOTE  12  -  NET  INCOME  (LOSS)  PER  SHARE

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

                                                          2002          2001
                                                      ------------  ------------
Basic net income (loss)                               $  (425,307)  $  (237,037)
                                                      ===========   ===========

Weighted  average  common  shares  outstanding         10,606,590    10,380,742
                                                      -----------   -----------

Basic net income (loss) per share                     $      (.04)  $      (.02)
                                                      ===========   ===========

Weighted  average  common  shares  outstanding          10,606,590   10,380,742

Dilutive stock options                                         N/A          N/A
                                                      ------------  -----------

Weighted  average  common  shares  outstanding  for
  purposes of computing diluted net income per share    10,606,590   10,380,742
                                                       ===========  ===========

Diluted net income per share                           $      (.04) $      (.02)
                                                       ===========  ===========


See Accompanying Auditors' Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


NOTE  13  -  STOCK  OPTIONS

The Company's 1996 stock option plan provides that incentive stock options and nonqualified stock options to purchase common stock may be granted to directors, officers, key employees, consultants, and subsidiaries with an exercise price of up to 110% of market price at the date of grant. Generally, options are exercisable one or two years from the date of grant and expire three to ten years from the date of grant. As of March 31, 2002, the maximum of 4 million shares were approved for issuance under the plan of which 2.33 million shares were available for future grants.

For  the  years  ended  March  31, 2002 and 2001, the Company granted no shares.

In electing to follow APBO No. 25, "Accounting for Stock Issued to Employees," the Company recognizes no compensation expense related to employee stock options for the fiscal year ended March 31, 2002 and 2001, as no options are granted at a price below the market price on the date of grant.

Presented below is a summary of stock option plans' activities for the years shown:

                                                                      Weight-
                                                                      Average
                                                  Stock Options   Exercise Price
                                                  -------------   --------------
Outstanding at March 31, 1999                        1,437,242      $     .219
  Granted                                              275,000            .400
  Exercised                                            (20,000)          (.125)
  Forfeited                                            (20,000)          (.253)
  Expired                                                   --              --
                                                    ----------      ----------

Outstanding at March 31, 2000                        1,672,242            .282
  Granted                                                   --              --
  Exercised                                                 --              --
  Forfeited                                                 --              --
  Expired                                                   --              --
                                                    ----------      ----------

Outstanding at March 31, 2001                        1,672,242            .282
  Granted                                                   --              --
  Exercised                                             40,000            .108
  Forfeited                                             20,000            .308
  Expired                                                5,000            .109
                                                    ----------      ----------

Outstanding at March 31, 2002                        1,607,242      $     .280
                                                    ==========      ==========

Shares exercisable at March 31, 2001                   394,000      $     .125
                                                    ==========      ==========

Shares exercisable at March 31, 2002                 1,557,242      $     .279
                                                    ==========      ==========

The 40,000 stock options exercised for the year ended March 31, 2002, were exercised at $0 price by two employees of III in lieu of a cash bonus.

Exercise prices for options outstanding as of March 31, 2002, range from $0.125 to $0.42. The following table summarizes information for options outstanding and exercisable at March 3, 2002:

                           Options Outstanding           Options Exercisable
                   ----------------------------------   ----------------------
                                             Weighted
                                 Weight-      Average                  Weight-
                      Stock      Average     Remaining      Stock      Average
Exercise             Options     Exercise   Contractual    Options    Exercise
Prices             Outstanding    Price        Life      Exercisable    Price
------------       -----------   --------   -----------  -----------  --------
$0.125                380,000    $0.1250          0.0       380,000    $0.125
$0.308 - $0.314       967,242    $0.3100          0.1       917,242    $0.310
$0.4000 - $0.4200     260,000    $0.4010          0.0       260,000    $0.401
                    ---------                             ---------
                    1,607,242                             1,557,242
                    ---------                             ---------


See Accompanying Auditors' Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


NOTE  13  -  STOCK  OPTIONS  (CONTINUED)

In electing to continue to follow APBO No. 25 for expense recognition purposes, III is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted since 1996, including if materially different from reported results, disclosure of pro forma net income and earnings per share had compensation expense relating to the fiscal years ended March 31, 2002 and 2001, grants been measured under the fair value recognition provisions of SFAS No. 123.

The weighted-average fair values at the date of grant for options granted during the fiscal years ended March 31, 2002 and 2001, were $0.

The weighted-average fair values, at date of grant for options granted, were either the same or higher than the market values during the fiscal years ended March 31, 2002 and 2001. The Company's net income and earnings per share will be the same as the pro forma net income and earnings per share; therefore, the Company's pro forma information had not been presented.

NOTE  14  -  SPIN-OFF  OF  ELECTRONIC  MEDIA  CENTRAL  CORPORATION

On August 31, 2001, the directors of III approved a distribution to its stockholders, pro-rata, of 500,000 shares of common stock of EMC, which was a wholly owned subsidiary of III. The record date for determining the persons who participated in the stock distribution was September 18, 2001, with a delivery date of September 28, 2001.

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

Information  regarding  EMC  is  as  follows:

                                                            2002         2001
                                                         ---------   ----------
     Net Sales                                           $ 801,289   $1,072,755

     Costs and Expenses                                    991,000    1,094,780
                                                         ---------   ----------

          Income  (Loss)  Before
          Income  Taxes                                   (189,711)     (22,025)

Income  taxes  allocated  by parent                           (800)        (800)
                                                         ---------   ----------

          Net Income (Loss)                              $(190,511)  $  (22,825)
                                                         =========   ==========

Current Assets                                           $  40,526   $  110,734
Other Assets                                                 1,850       54,754
                                                         ---------   ----------

          Total  Assets                                  $  42,376   $  165,488
                                                         =========   ==========

Liabilities                                              $  98,903   $   41,503
Stockholders'  Equity  (Deficit)                           (56,527)     123,985
                                                         ---------   ----------

          Total  Liabilities  and
            Stockholders' Equity                         $  42,376   $  165,488
                                                         =========   ==========


See Accompanying Auditors' Report

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


NOTE  15  -  BAD  DEBTS  EXPENSE,  NET  OF  FORGIVENESS

Bad  debts  expense  consists  of  the  following:
     Write-off of accounts receivable from AMC                     $     76,472
     Debt  Forgiveness  consists  of  write-off
       of  remaining  payable  to  Athans Magnetic
       Media per agreement                                              (19,409)
                                                                   ------------

          Net bad debts expense                                    $     57,063
                                                                   ============






















See Accompanying Auditors' Report

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2002, the directors' terms of office and the period each director has served are set forth in the following table:

Person                   Positions and Officers                 Since    Expires
------                   ----------------------                 -----    -------
George Morris, 63        Chairman of the Board of Directors -    1996      2003
                         Acting  President/CEO
                         Vice  President  Marketing

Roger Casas, 53          Director                                1999      2003
                         Vice  President  Operations

Shirlene Bradshaw, 63    Member  of  the  Board  of  Directors   1999      2003
                         Business  Manager

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

Item  10.  Executive  Compensation.

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid by Internet Infinity, Inc. to George Morris, the president of the company, an officer of both Internet Infinity, Inc. and Electronic Media Central Corporation, during the last three fiscal years.

For  George  Morris
                                                                Long Term Compensation
                                                               -----------------------
                                           Awards
                                    ------------------------
         Annual Compensation                      Securities
----------------------------------                ----------
                                                  Underlying          Payouts
                                                  ---------     ----------------------
                      Other Annual  Restricted    Options/      LTIP      All  Other
                      ------------  ----------    --------      ----      ----------
Year   Salary   Bonus Compensation  Stock Awards  SARS          Payouts   Compensation
----   ------   ----- ------------  ------------  ----------    -------   ------------
2002   13,800      0          0             0            0          0          0
2001   16,700      0          0             0            0          0          0
2000   30,999      0          0             0            0          0          0


In a related party transaction, the Morris Group, a dba of Apple Realty, Inc., received $120,000 in consulting fees for the fiscal year ended March 31, 2002. George Morris is the president and owns 100% of Apple Realty, Inc./dba Morris Group and is the president of Internet Infinity, Inc., our chief executive officer and a director, and is the controlling shareholder of Internet Infinity, Inc.

  The Morris Group is helping Internet Infinity, Inc.'s business development by helping the company develop and implement as strategy for possible merger and acquisition activity by Internet Infinity, Inc. Apple Realty, Inc., holds a real estate business broker license.

Stock  Options

     Set forth below are the stock options granted to the officers and directors of Internet Infinity.

     During the last three fiscal years, the officers and directors of Internet Infinity have received the following Stock Options:

                  Fiscal Year     No. of Shares  Exercise Price  Expiration Date
                  -----------     ----------------------------------------------
George  Morris      2002                  -0-
                    2001                  -0-
                    2000             100,000          $0.360           9/30/04

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

     The table below sets forth, as of March 31, 2002 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

                                                              Percent  of
                                             Number           Outstanding
     Name  and  Address                    of  Shares            Shares
     ------------------                    ----------         -----------
     L&M  Media,  Inc.  (1)                 4,535,714             42.32
     663  the  Village
     Redondo  Beach,  CA  90277

     Apple  Realty,  Inc.  d/b/a
     Hollywood  Riviera  Studios  (1)       1,034,482              9.65
     663  the  Village
     Redondo  Beach,  CA  90277

     George  Morris,  Chairman/CEO          2,159,000             20.14
     663  the  Village
     Redondo  Beach,  CA  90277

     Roger  Casas,  Vice  President            32,000               .30
     108  E.  228th  St
     Carson,  CA  90745

     Shirlene  Bradshaw,  Director             30,500               .28
     1900  W.  Artesia  #38
     Gardena,  Ca  90745

     Officers  and  Directors
     as  a  group  (3  persons)             7,791,696             72.69
     ------------------------------

     (1) The shares owned of record by L&M Media, Inc. and Apple Realty, Inc. are under the control of George Morris.

Changes  in  Control

     There are no arrangements, which may result in a change in control of Internet Infinity.

Item  12.  Certain  Relationships  and  Related  Transactions.

     Our company is under the control of George Morris, who controls and is thereby the beneficial owner of 72.11 percent of all outstanding stock of Internet Infinity, Inc. He has an economic interest in 51.37 percent of all outstanding stock of Internet Infinity, Inc. The basis of his control and of his economic interest are set forth in the following table:

1.     George  Morris

          a.     He  owns  51.00  percent  of  L&M  Media,  Inc.

                 i.     It  owns  42.32  percent  of  Internet  Infinity,  Inc.

          b.     He  owns  100  percent  of  Hollywood  Riviera  Studios

                 i.     It  owns  9.65  percent  of  Internet  Infinity,  Inc.

          c.     He  owns  20.88  percent  of  Internet  Infinity,  Inc.

     Summary of George Morris' Interest
     ----------------------------------

              Economic Interest                  Beneficial Interest
      .51     x     .4232     =     .2158               .4232
     1.00     x     .0965     =     .0965               .0965
     1.00     x     .2014     =     .2014               .2014
                                    -----               -----
                                    .5137               .7211


Special  Interest  Video  Training  Programs
--------------------------------------------

     Internet Infinity sells special interest video programs on other subjects, which video programs are owned by L&M Media. There are approximately 200 of these programs. Internet Infinity pays a ten-percent royalty on these sales to L&M Media. L&M Media's cost of goods is set at twenty percent of sales with its cost of goods to cover all its manufacturing and assembly costs as well as the shipping costs to our customers' doors. L&M Media agreed to purchase the Health and Medicine program library in 1986 for $400,000. It consists of 400 hours of video footage and partially or fully edited titles. We estimate the replacement cost of each of the completed twenty-five programs to be approximately $62,500 or a total value in excess of $1,500,000.

     L&M Media developed the Personal and Sales Skill Development modules and has sold them over the last ten years. We estimate the replacement cost of each module to be $150,000 or $750,000 for the set of five.

     We bought all of our duplication and blank video products and services from

Apple Media Corporation ("AMC"), a manufacturing company under the control of and owned by George Morris, director, executive officer and major shareholder of Internet Infinity. Due to a lack of working capital available to Internet Infinity, George Morris acquired the predecessor to AMC, known as Video Magnetic, LLC, in order that it would continue to provide a sales distribution opportunity for Internet Infinity. Internet Infinity had earlier established a distribution arrangement with Video Magnetics, LLC in 1996. When the previous owner indicated he would sell Video Magnetics and terminate the distribution arrangement with our company, George Morris bought Video Magnetics to maintain the product source. Video Magnetics was an insolvent company at the time of the Morris' acquisition. George Morris finally settled the purchase transaction for Video Magnetics through mediation and are paying the balance of the purchase notes over the next year.

     Internet Infinity takes title to the products it purchases from Pac-Max, just as it did under the original distributorship agreement with independently owned Video Magnetics, LLC. This distributorship model for taking title is planned for other, future distributorship arrangements.

Internet  Infinity,  Inc.  and  Pac-Max  Corporation  Operating  Structure

     Under this distributorship arrangement, Internet Infinity, Inc. shares the responsibility with Pac-Max for the collection of accounts receivable and must collect them or take a bad debt loss. As is standard business practice with a drop-ship arrangement, Electronic Media Central does not carry an inventory. However, Morris & Associates does carry a small, finished goods inventory of special interest videos for a particular order from time to time at zero dollar value. By these means the management of Internet Infinity attempts to minimize the risk of loss from inventory and accounts receivable.

     The process for taking orders, shipping, billing and collection is as follows: When Electronic Media Central sells products and services to an independent customer, we first determine the sales credit terms that will be given to the customer based on a credit worthiness review. After credit terms and freight are determined, by Electronic Media Central, we issue a purchase order to Pac-Max for the products and services ordered including shipping. Pac-Max sources materials and components, manufactures or assembles and drop ships the order to the customer. Electronic Media Central invoices the customer for the products and services delivered. Electronic Media Central and Pac-Max are jointly responsible for collecting the accounts receivable from the customers.

     The major risk for Electronic Media Central is the non-payment of accounts receivable from an order. Electronic Media Central remains responsible for payment of 50% of the wholesale cost of the order to Pac-Max if a customer doesn't pay.

     When we sell pre-recorded video programs to media retailers, wholesalers and school suppliers, we place an order with Pac-Max for the products and services, including shipping. Pac-Max sources, manufactures or assembles, with Morris & Associates' packaging, and drop ships the product to our customer.

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

                                       INTERNET  INFINITY,  INC.



Date:  July  1,  2002                By  /s/  George  Morris
                                         --------------------------------------
                                         George Morris, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  July  1,  2002                    /s/  George  Morris
                                         --------------------------------------
                                         George Morris, Chief Financial Officer,
                                         Chief Executive Officer, and Director



Date:  July  1,  2002                    /s/  Roger  Casas
                                         ---------------------------------------
                                         Roger  Casas,  Director



Date:  July  1,  2002                    /s/  Shirlene  Bradshaw
                                         ---------------------------------------
                                         Shirlene  Bradshaw,  Director