Form 10QSB
period 2002-06-30
INTERNET INFINITY INC
filed 2002-08-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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


                                413 Avenue G, # 1
                        Redondo Beach, California 90277
                             Telephone 310-318-2244
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2002, there were 10,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                  CONDENSED COMBINED/CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                  (UNAUDITED)

                                     ASSETS

CURRENT  ASSETS
    Cash                                                           $       788
    Accounts receivable, net of allowance for doubtful
      accounts of $2,400                                                24,245
                                                                   -----------

          Total Current Assets                                     $    25,033
                                                                    ----------

PROPERTY AND EQUIPMENT, AT COST
    Office equipment                                               $    16,955
    Office furniture                                                    15,366
                                                                   -----------
                                                                        32,321
          Less Accumulated Depreciation                                (32,321)
                                                                   -----------
          Net Property and Equipment                                        --
                                                                   -----------

          Total Assets                                            $     25,033
                                                                   ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
    Notes payable                                                 $     27,000
    Accounts payable and accrued expenses                               46,893
    Trade payable - related entities                                    34,310
    Note payable - related entity                                       31,052
    Accrued payroll                                                      2,522
    Sales tax payable                                                    1,265
    Interest payable                                                    17,975
    Income tax payable                                                   8,800
    Due to officer - current                                            36,000
                                                                   -----------

          Total Current Liabilities                                    205,817
                                                                   -----------

LONG-TERM  LIABILITIES
    Due to officer - non-current                                       202,052
    Note payable - related entity                                      162,796
                                                                   -----------
          Total Long-Term Liabilities                                  364,848
                                                                   -----------

          Total Liabilities                                            570,665
                                                                   -----------

STOCKHOLDERS'  EQUITY  (DEFICIT) (NOTE 4)
    Preferred stock                                                        --
    Common stock                                                       21,719
    Paid-in capital                                                   631,451
    Accumulated (deficit)                                          (1,198,802)
                                                                   ----------

          Total  Stockholders' Equity (Deficit)                      (545,632)
                                                                   ----------

          Total Liabilities and Stockholders' Equity (Deficit)    $    25,033
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

                                                     For the Three-Months Ended
                                                               June 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
REVENUE                                             $     72,057   $    284,414

COST OF SALES - PURCHASES                                 47,531        226,199
                                                     -----------     ----------
          Gross Profit                                    24,526         58,215
                                                     -----------     ----------

OPERATING  EXPENSES
    Professional fees                                     20,637         28,135
    Salaries and related expenses                         26,981         70,189
    Consulting fees paid to related party                 45,900         30,200
    Other                                                 18,193         20,494
                                                     -----------    -----------

          Total Operating Expenses                       111,711        149,018
                                                     -----------    -----------

          Income (Loss) Before Other Income
          and Provision for Taxes                        (87,185)       (90,803)

OTHER  INCOME  (EXPENSE)
    Interest income                                           --          1,535
    Interest  expense                                     (7,924)        (5,181)
                                                     -----------    -----------

          Net Income (Loss) Before  Provision
            for Taxes                                    (95,109)       (94,449)

(PROVISION) FOR INCOME TAXES
    Current                                               (2,400)        (2,400)
                                                     -----------    -----------

          Net Income (Loss)                         $    (97,509)  $    (96,849)
                                                     ===========    ===========

          Basic and diluted (loss) per
            common share                            $      (.009)  $      (.009)
                                                     ===========    ===========

          Weighted average common shares
            outstanding                               11,181,384     11,207,223
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

                                                     For the Three-Months Ended
                                                               June 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
CASH FLOWS PROVIDED (USED) BY OPERATING
  ACTIVITIES:
    Net income (Loss)                               $    (97,509)  $    (96,849)
    Adjustment to reconcile net income to net
      cash provided (used) by operating activities:
      (Decrease) in allowance for doubtful accounts       (4,100)            --
      Increase in note payable related entity
        issued for consulting fees                        45,000             --
      Consulting and legal fees related to
        stock issued                                       1,000             --
      Royalty expense used against unpaid
        stock subscription                                    --            402
      (Increase) decrease in accounts receivable          21,510        (31,455)
      Write down of obsolete inventory                        --          3,782
      (Decrease) in accrued payroll                         (541)            --
      (Decrease) in sales tax payable                       (239)            --
      Increase in interest payable                         4,112          4,789
      Increase in accounts payable                         1,299         43,090
      Increase (decrease) in accounts payable -
        related company                                    4,644        (11,222)
      Increase in income taxes payable                     2,400             --
                                                     -----------    -----------
          Net Cash Flows (Used) by Operating
            Activities                                   (22,424)       (87,463)
                                                     -----------    -----------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Decrease in note receivable - related company          3,350          5,615
                                                     -----------    -----------

          Net Cash Flows Provided by Investing
            Activities                                     3,350          5,615
                                                     -----------    -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Increase (decrease) in due to officer                 14,993        (5,580)
    Proceeds from notes payable                               --        60,619
                                                     -----------    ----------

          Net Cash Flows Provided  by
            Financing Activities                          14,993        55,039
                                                     -----------    ----------

          See Accompanying Selected Information to Unaudited Condensed
                   Combined/Consolidated Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
      CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                     For the Three-Months Ended
                                                               June 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
NET (DECREASE) IN CASH                                    (4,081)       (26,809)

CASH AT THE BEGINNING OF THE PERIOD                        4,869         28,356
                                                     -----------    -----------

CASH AT THE END OF THE PERIOD                       $        788   $      1,547
                                                     ===========    ===========

ADDITIONAL  DISCLOSURES:
  Cash paid during the period for:
    Interest                                        $      7,924   $         --
                                                    ============   ============

    Income taxes                                    $         --   $         --
                                                     ===========    ===========

NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

  Reduction of unpaid stock subscription against
    additional paid-in Capital                      $    385,417   $         --
                                                     ===========    ===========

  Reduction of unpaid stock subscription against
    note payable - related entity                   $    111,404   $         --
                                                     ===========    ===========

  Increase in note payable - related entity
    for consulting fees                             $     45,000   $         --
                                                     ===========    ===========

  Common stock issued for consulting and
    legal fees                                      $      1,000   $         --
                                                     ===========    ===========

     See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2002
                                  (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed combined/consolidated financial statements have been prepared by Internet Infinity, Inc. and Subsidiary and Electronic Media Central Corporation (the Companies), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined/consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2002, and the results of operations and cash flows for the related interim periods ended June 30, 2002 and 2001. The results of operations for the three months ended, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003, or any other period.

The accounting policies followed by the Companies and other information are contained in the notes to the Companies' financial statements filed on June 30, 2002, as part of the annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


On April 1, 1998, Morris and Associates, Inc., (M&A) was incorporated in California. M&A (formerly a division of Internet Infinity, Inc.) is owned 100% by Internet Infinity, Inc. and Subsidiary (III). M&A is licensed to distribute special interest video programming to educational and consumer distributors for health and medical titles, and computer software training including internet information, golf, sports, and home and garden titles.

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

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2002
                                  (UNAUDITED)


NOTE  2  -  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying condensed combined/consolidated financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced significant losses and have a combined accumulated deficit of $1,198,802. At June 30, 2002, current liabilities significantly exceed current assets. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Companies will be able to complete their plans in the future at commercially reasonable terms, if at all, or that the Companies will be able to meet their future contractual obligations.

NOTE  3  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  4  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity (Deficit) for the three months ended June 30, 2002:

      Internet Infinity and Subsidiary:

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.001 par value, 20,000,000                 Unpaid
                          shares authorized           shares authorized         Additional     Stock
                                                                                  Paid-In       Sub-     Accumulated
                        Shares         Amount        Shares         Amount        Capital    scription    (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ----------  ------------   ----------
Balance at
  March 31, 2002            -          $   -       10,718,780      $ 10,719     $1,016,868  $(496,821)    $(1,034,766)  $(504,000)

Unpaid stock
  subscription
  reversed                  -              -                -             -       (385,417)   496,821               -     111,404

Net (loss)                  -              -                -             -              -          -         (84,384)    (84,384)
                        -----          -----       ----------      --------     ----------   --------     -----------   ----------

Balance at
  June 30, 2002             -          $   -       10,718,780      $ 10,719     $  631,451   $      -     $(1,119,150)  $(476,980)
                        =====          =====       ==========      ========     ==========   ========     ===========   =========

     Electronic Media Central Corporation:

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.02 par value, 40,000,000                  Unpaid
                          shares authorized           shares authorized         Additional     Stock
                                                                                  Paid-In       Sub-     Accumulated
                        Shares         Amount        Shares         Amount        Capital    scription    (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ----------  ------------   ----------
Balance at
  March 31, 2002            -          $   -          500,000      $ 10,000     $        -  $       -    $    (66,527)  $ (56,527)

Shares issued               -              -           50,000         1,000              -          -               -       1,000

Net (loss)                  -              -                -             -              -          -         (13,125)    (13,125)
                        -----          -----       ----------      --------     ----------   --------     -----------   ----------

Balance at
  June 30, 2002             -          $   -          550,000      $ 11,000     $        -   $      -     $   (79,652)  $ (68,652)
                        =====          =====       ==========      ========     ==========   ========     ===========   =========


                                                                                              Unpaid
                          Preferred Stock               Common Stock            Additional     Stock
                        ---------------------        ---------------------       Paid-In       Sub-     Accumulated
                        Shares         Amount        Shares         Amount        Capital    scription    (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ----------  ------------   ----------
Balance at
  June 30, 2002             -          $   -       11,268,780      $ 21,719     $  631,451   $      -     $(1,198,802)  $(545,632)
                        =====          =====       ==========      ========     ==========   ========     ===========   =========

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2002
                                  (UNAUDITED)


NOTE  4  -  STOCKHOLDERS'  EQUITY  (DEFICIT)  (CONTINUED)

In August 2001, prior to the spin-off of EMC, the Board of Directors of III voted and approved the reverse split of EMC shares from 10,000,000 to 500,000. The par value, in accordance with this reverse split has changed from $.001 per share to $.02 per share. During the current period, EMC issued 50,000 shares of common stock at par value to employees as a bonus. The $1,000 is included in consulting and legal expense.

The unpaid stock subscription of $496,821 has been reversed out. The 2,785,050 shares of stock issued remain outstanding at an issuance price of $.04 per share. The balance of $111,402 has been accounted for as paid by an offset against note payable to the related party that received the shares of stock. The balance of $385,419 has been reversed against additional paid in capital. The Companies involved in the royalty agreement, relating to the stock subscription, have agreed to reduce the price per share to $.04, based on the lack of sales for the product generating the royalties and the decrease in the value of the Company's stock.

NOTE  5  -  ELECTRONIC  MEDIA  CENTRAL  CORPORATION

Information  regarding  EMC  is  as  follows:

                                                     For the Three-Months Ended
                                                               June 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Net Sales                                           $    69,765    $   270,776
Cost and Expenses                                       (82,090)   $  (272,496)
                                                    -----------    -----------

      Income (Loss) Before
      Income Taxes                                      (12,325)        (1,720)

Income taxes                                               (800)          (800)
                                                    -----------    -----------

      Net Income (Loss)                             $   (13,125)   $    (2,520)
                                                    ===========    ===========

                                                               June 30,
                                                        2002           2001
                                                    ------------   ------------
Current Assets                                      $    23,370    $   119,553
Other Assets                                             21,248         45,058
                                                    -----------    -----------

      Total Assets                                  $    44,618    $   164,611
                                                    ===========    ===========

Current Liabilities                                 $    49,070    $    43,146
Long-Term Liabilities                                    64,200              -
Stockholders' Equity (Deficit)                          (68,652)       121,465
                                                    -----------    -----------

      Total Liabilities and
      Stockholders' Equity                          $    44,618    $   164,611
                                                    ===========    ===========

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2002
                                  (UNAUDITED)


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

In addition, III pays $30,000 per quarter and EMC pays $15,000 per quarter to Apple Realty Inc., which is 100% owned by George Morris. At June 30, 2002, accrued liabilities of $30,000 and $15,000, respectively, are included in note payable-related party long-term and current.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002

Sales

     Internet Infinity revenues for Q1 2003 were $72,057, a 74.7% decrease in revenues from Q1 2002 of $284,414. The decrease in sales was attributable to the loss of a key sales person and the general slowing in the economy.

Cost  of  Sales

     Our cost of sales decreased to $47,531 for Q1 2003 (66.0% of sales), as compared to $226,199 for Q1 2002 (79.5% of sales). This decrease in the cost of sales of $178,668 is due to lower sales and a new supplier arrangement.

Gross  Margin

     The company's gross margin decreased to $24,256 for Q1 2003 (34.0% of sales), from $58,215 for Q1 2002 (20.5% of sales). This decrease of $33,959 is attributable to the reduction in sales offset partially by a lower percentage cost of sales.

Operating  Expenses

     Operating expenses for Q1 2003 decreased to $111,711 (155.0% of sales), from $149,018 (52.4% of sales), for Q1 2002. This decrease in operating expenses is primarily due to a $43,208 decrease in salaries for administration and sales, a $15,700 increase in business development consulting, a $7,498 decrease in professional fees for regulatory filings and a $2,301 reduction for general operating expenses.

Net  Income  (Loss)

     The  company  had  a net loss of $97,509 in Q1 2003  (135.3% of sales),  as compared with a net loss of $96,849 in Q1 2002 (34.1% of sales). The cause for the small change in net loss of $660 is discussed in the previous sections.

Balance  Sheet  Items

     Our cash position decreased from $1,547 at June 30, 2001 (Q1 2002) by $759 to $788 at June 30, 2002 (Q1 2003).

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

Dated:  August  13,  2002               INTERNET  INFINITY,  INC.



                                        By  /s/  George  Morris
                                            George  Morris,  President and Chief
                                              Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Internet Infinity, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, George Morris, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August  13,  2002               /s/  George  Morris
        -----------------               ----------------------------------------
                                        George  Morris
                                        Chairman  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Internet Infinity, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, George Morris, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August  13,  2002                  /s/  George  Morris
        -----------------                  -------------------------------------
                                           George  Morris
                                           Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.