Form 10QSB
period 2002-09-30
INTERNET INFINITY INC
filed 2002-11-19
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

                                 413 Ave. G, #1
                            Redondo Beach, Ca 90277
                             Telephone 310-318-2244
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

     As of November 15, 2002, there were 11,768,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page
                                                                            ----

Condensed  Combined  Balance  Sheet  September  30,  2002 (Unaudited)         3
Condensed  Combined  Statements  of  Operations  (Unaudited)
     for  the  Three  and  Six  Months  Ended  September  30,  2002
     and  2001                                                                4
Condensed  Combined  Statements  of  Cash  Flows  (Unaudited)
     for  the  Six  Months  Ended  September  30,  2002 and 2001              5
Selected  Information  (Substantially  All  Disclosures  Required  by
     Generally  Accepted  Accounting  Principles  are  Not  Included)
     September  30,  2002  (Unaudited)                                        7

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        CONDENSED COMBINED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


                                     ASSETS

CURRENT  ASSETS
  Cash                                                             $     1,069
  Accounts  receivable,  net  of  allowance  for
    doubtful  accounts of  $2,400                                       38,032
                                                                   -----------
        Total  Current  Assets                                          39,101
                                                                   -----------

PROPERTY  AND  EQUIPMENT,  at  cost
  Office  equipment                                                     16,955
  Office  furniture                                                     15,366
                                                                   -----------
                                                                        32,321
        Less  Accumulated  Depreciation                                (32,321)
                                                                   -----------
        Net  Property  and  Equipment                                        -
                                                                   -----------
        Total  Assets                                              $    39,101


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
  Notes  payable                                                   $    27,000
  Accounts  payable  and  accrued  expenses                             59,071
  Trade  payable  -  related  entities                                  37,095
  Note  payable  - related entity                                       31,952
  Sales  tax  payable                                                    1,057
  Interest  payable                                                     21,152
  Income  tax  payable                                                   8,800
  Due  to  officer  -  current                                          36,000
                                                                   -----------
        Total  Current  Liabilities                                    222,127
                                                                   -----------

LONG-TERM  LIABILITIES
  Due  to  officer  -  non-current                                     213,182
  Note  payable  -  related entity                                     223,396
                                                                   -----------
        Total  Long-Term  Liabilities                                  436,578
                                                                   -----------
        Total  Liabilities                                             658,705
                                                                   -----------

STOCKHOLDERS'  EQUITY  (DEFICIT)  (NOTE  4)
  Preferred  stock                                                           -
  Common  stock                                                         22,219
  Paid-in  capital                                                     631,451
  Accumulated  (deficit)                                            (1,273,274)
                                                                   -----------
        Total  Stockholders'  Equity  (Deficit)                       (619,604)
                                                                   -----------
        Total  Liabilities  and  Stockholders'
          Equity  (Deficit)                                        $    39,101


See Accompanying Selected Information to Unaudited Condensed Combined Financial
                                   Statements

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

                               For the Quarter Ended          For the Six Months
                                    September 30,             Ended September 30
                                 2002          2001           2002         2001
                            ------------  -------------  ------------  ------------
REVENUE                     $     85,932  $     219,402  $    157,989  $    503,817
COST OF SALES - PURCHASES         52,658        172,987       100,189       399,186
                            ------------  -------------  ------------  ------------
      Gross  Profit               33,274         46,415        57,800       104,631

OPERATING  EXPENSES
  Professional  fees               4,971         12,782        25,609        40,907
  Salaries and related
    expenses                      17,149         48,933        44,130       120,254
  Consulting fees paid to
    related  party                60,600         46,000       106,500        76,200
  Other                           17,322         29,332        35,513        48,703
                            ------------  -------------  ------------  ------------
    Total Operating Expenses     100,042        137,047       211,752       286,064
                            ------------  -------------  ------------  ------------

    (Loss) Before Other
      Income and Provision
      for Taxes                  (66,768)       (90,632)     (153,952)     (181,433)

OTHER  INCOME  (EXPENSE)
  Interest  income                     -          1,895             -         3,430
  Interest  expense               (7,204)        (5,705)      (15,129)      (10,887)
    Net (Loss) Before
      Provision for Taxes        (73,972)       (94,442)     (169,081)     (188,890)
                            ------------  -------------  ------------  ------------

(PROVISION) FOR INCOME
  TAXES
  Current                              -         (2,400)       (2,400)       (2,400)
                            ------------  -------------  ------------  ------------
    Net  (Loss)             $    (73,972) $     (96,842) $   (171,481) $   (191,290)
                            ============  =============  ============  ============

Basic and diluted (loss)
  per common share          $     (0.006) $      (0.009) $     (0.015) $     (0.017)
                            ============  =============  ============  ============

Weighted-average  common
  shares  outstanding         11,731,657     10,996,647    11,731,657    10,996,647
                            ============  =============  ============  ============


See Accompanying Selected Information to Unaudited Condensed Combined Financial
                                   Statements

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                                           For the Six Months
                                                           Ended September 30,
                                                          ----------------------
                                                            2002        2001
                                                          ----------  ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net  (loss)                                             $(171,481)  $(191,290)
  Adjustment  to  reconcile  net  income  to
    cash  provided  (used) by  operating  activities:
      (Decrease in allowance for doubtful accounts           (4,100)          -
      Increase  in  note  payable  related
        entity  issued  for  consulting  fees               105,600           -
      Consulting  and  legal  fees  related to
        stock issued                                          1,000      15,000
      Royalty  expense used against unpaid stock
        subscription                                              -         924
      Decrease  in  accounts  receivable                      7,723         678
      (Increase)  in  prepaid  expense                            -      (5,000)
      Write-down  of  obsolete  inventory                         -       7,564
      (Decrease)  in  accrued  payroll                       (3,063)          -
      (Decrease)  in  sales  tax  payable                      (447)          -
      Increase  in  interest  payable                         7,289       9,652
      Increase  in  accounts  payable  and
        accrued expenses                                     13,477      37,129
      Increase  (decrease)  in  accounts
        payable-related company                               8,592     (20,198)
      Increase  in  income  taxes  payable                    2,400           -
                                                          ---------   ---------
          Net  Cash  Flows  (Used)  by  Operating
            Activities                                      (33,010)   (145,541)
                                                          ---------   ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
  Decrease  in  note  receivable-related  company             3,087      76,507
                                                          ---------   ---------
          Net  Cash  Flows  Provided  by
            Investing  Activities                             3,087      76,507
                                                          ---------   ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Increase  in  due  to  officer                             26,123       2,202
  Proceeds  from  notes  payable                                  -     106,619
  (Decrease)  in  due  to  related  party                         -     (60,450)
                                                          ---------   ---------
          Net  Cash  Flows  Provided  by
            Financing  Activities                            26,123      48,371
                                                          ---------   ---------

NET  (DECREASE)  IN  CASH                                    (3,800)    (20,663)

CASH  AT  THE  BEGINNING  OF  THE  PERIODS                    4,869      28,356
                                                          ---------   ---------

CASH AT THE END OF PERIODS                                $   1,069   $   7,693
                                                          =========   =========

See Accompanying Selected Information to Unaudited Condensed Combined Financial
                                   Statements

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
            CONDENSED COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                                           For the Six Months
                                                           Ended September 30,
                                                          ----------------------
                                                            2002        2001
                                                          ----------  ----------
ADDITIONAL DISCLOSURES:
  Cash paid during the periods for:
    Interest                                              $   1,320   $       -
                                                          =========   =========

    Income taxes                                          $       -   $       -
                                                          =========   =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Reduction of unpaid stock subscription against
    additional paid-in capital                            $ 385,417   $       -
                                                          =========   =========

  Reduction of unpaid stock subscription against
    note payable - related entity                         $ 111,404   $       -
                                                          =========   =========

  Increase in note payable - related entity issued
    for consulting fees                                   $ 105,600   $       -
                                                          =========   =========

  Common stock issued for consulting and
    legal fees                                            $   1,000   $       -
                                                          =========   =========

  Stock dividend of Morris & Associates, Inc.
    shares issued to Internet Infinity, Inc.
    stockholders                                          $     500   $       -
                                                          =========   =========



See Accompanying Selected Information to Unaudited Condensed Combined Financial
                                   Statements

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principals are Not Included
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


NOTE  1  -  ORGANIZATION

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

On April 1, 1998, Morris and Associates, Inc., (M&A) was incorporated in California. M&A (formerly a division of III) is owned 100% by III. M&A is licensed to distribute special interest video programming to educational and consumer distributors for health and medical titles, and computer software training including internet information, golf, sports, and home and garden titles.

On April 1, 1998, Electronic Media Central Corporation (EMC) was incorporated in California. EMC was formerly a division of III. EMC is engaged in the sale of blank electronic media such as videotapes and the duplication, replication and packaging of DVDs, CDs, videotapes and audiotapes. EMC and III are owned beneficially by identical stockholders.

In August 2001, III spun-off, on a pro-rata basis, EMC, its wholly owned subsidiary, to stockholders of record as of September 18, 2001. In accordance with Accounting Principles Board (APB) Opinion 23, paragraph 23, the spin-off has been accounted for on a historical basis, as a tax-free distribution. The Company has not requested or received a ruling from the Internal Revenue Service as to whether this distribution qualifies as a non-taxable transaction.

In July 2002, III spun-off, on a pro-rata basis, M&A, its wholly owned subsidiary, to stockholders of record as of August 5, 2002. In accordance with APB Opinion 23, paragraph 23, the spin-off has been accounted for on a historical basis, as a tax-free distribution. The Company has not requested or received a ruling from the Internal Revenue Service as to whether this distribution qualifies as a non-taxable transaction. Each stockholder of record at August 5, 2002, received a .048 share of M&A for each share of III.

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying condensed combined financial statements have been prepared by Internet Infinity, Inc. , Morris and Associates, Inc. and Electronic Media Central Corporation (the Companies), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2002, and the results of operations and cash flows for the related interim periods ended September 30, 2002 and 2001. The results of operations for the quarter and year-to-date periods ended, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003, or any other period.

The accounting policies followed by the Companies and other information are contained in Note 1 to the Companies' financial statements in the March 31, 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principals are Not Included
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


NOTE  2  -  ACCOUNTING  POLICIES  (CONTINUED)

Combined  Financial  Statements

The financial statements of III, EMC and M&A are combined because each company is owned beneficially by identical stockholders. All significant intercompany accounts and transactions have been eliminated in the combination.

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

NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying condensed combined financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced significant losses and have a combined accumulated deficit of $1,273,274. At September 30, 2002, current liabilities significantly exceed current assets. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Companies will be able to complete their plans in the future at commercially reasonable terms, if at all, or that the Companies will be able to meet their future contractual obligations.

NOTE  4  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity (Deficit) for the six months ended September 30, 2002:

      Internet Infinity and Subsidiary:

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.001 par value, 20,000,000                 Unpaid
                          shares authorized           shares authorized         Additional     Stock
                                                                                  Paid-In       Sub-     Accumulated
                        Shares         Amount        Shares         Amount        Capital    scription    (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ----------  ------------   ----------
Balance at
  March 31, 2002            -          $   -       10,718,780      $ 10,719     $1,016,868  $(496,821)    $(1,034,766)  $(504,000)

Unpaid stock
  subscription
  reversed                  -              -                -             -       (385,417)   496,821               -     111,404

Net (loss)                  -              -                -             -              -          -        (131,716)   (131,716)
                        -----          -----       ----------      --------     ----------   --------     -----------   ----------

Balance at
  September 30, 2002        -          $   -       10,718,780      $ 10,719     $  631,451   $      -     $(1,166,982)  $(524,812)
                        =====          =====       ==========      ========     ==========   ========     ===========   =========

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principals are Not Included
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


     Morris & Associates, Inc.

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.02 par value, 40,000,000                  Unpaid
                          shares authorized           shares authorized         Additional     Stock
                                                                                  Paid-In       Sub-     Accumulated
                        Shares         Amount        Shares         Amount        Capital    scription    (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ----------  ------------   ----------
Balance at
  March 31, 2002            -          $   -          500,000      $    500     $        -  $       -    $          -   $     500

Net (loss)                  -              -                -             -              -          -         (21,590)    (21,590)
                        -----          -----       ----------      --------     ----------   --------     -----------   ----------

Balance at
  September 30, 2002        -          $   -          500,000      $    500     $        -   $      -     $   (21,590)  $ (21,090)
                        =====          =====       ==========      ========     ==========   ========     ===========   =========


     Electronic Media Central Corporation:

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.02 par value, 40,000,000                  Unpaid
                          shares authorized           shares authorized         Additional     Stock
                                                                                  Paid-In       Sub-     Accumulated
                        Shares         Amount        Shares         Amount        Capital    scription    (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ----------  ------------   ----------
Balance at
  March 31, 2002            -          $   -          500,000      $ 10,000     $        -  $       -    $    (66,527)  $ (56,527)

Shares issued               -              -           50,000         1,000              -          -               -       1,000

Net (loss)                  -              -                -             -              -          -         (18,175)    (18,175)
                        -----          -----       ----------      --------     ----------   --------     -----------   ----------

Balance at
  September 30, 2002        -          $   -          550,000      $ 11,000     $        -   $      -     $   (84,702)  $ (73,702)
                        =====          =====       ==========      ========     ==========   ========     ===========   =========

..
     Combined:

                                                                                              Unpaid
                          Preferred Stock               Common Stock            Additional     Stock
                        ---------------------        ---------------------        Paid-In       Sub-     Accumulated
                        Shares         Amount        Shares         Amount        Capital    scription    (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ----------  ------------   ----------
Balance at
  September 30, 2002        -          $   -       11,768,780      $ 22,219     $  631,451   $      -     $(1,273,274)  $(619,604)
                        =====          =====       ==========      ========     ==========   ========     ===========   =========

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

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principals are Not Included
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


NOTE 5 - ELECTRONIC MEDIA CENTRAL CORPORATION

                                           For the Quarter Ended      For the Year-To-Date Periods
                                               September 30,                Ended September 30,
                                        ---------------------------   ----------------------------
                                            2002           2001             2002          2001
                                        ------------   ------------      -----------   -----------
Net Sales                               $    79,726    $   193,713       $   149,492   $   464,490
Cost and Expenses                           (84,777)   $  (215,936)         (166,867)     (488,432)
                                        -----------    -----------       -----------   -----------

      Income (Loss) Before
      Income Taxes                           (5,051)       (22,223)         (17,375)      (23,942)

Income taxes                                      -           (800)            (800)         (800)
                                        -----------    -----------       -----------   -----------

      Net (Loss)                        $    (5,051)   $   (23,023)      $  (18,175)   $  (24,742)
                                        ===========    ===========       ===========   ==========

                                               September 30,
                                        ---------------------------
                                            2002           2001
                                        ------------   ------------
Current Assets                          $    32,999    $    99,683
Other Assets                                 31,794         74,270
                                        -----------    -----------

      Total Assets                      $    64,793    $   173,953
                                        ===========    ===========

Current Liabilities                     $    59,295    $    64,711
Long-Term Liabilities                        79,200              -
Stockholders' Equity (Deficit)              (73,702)       109,242
                                        -----------    -----------

      Total Liabilities and
        Stockholders' Equity            $    64,793    $   173,953
                                        ===========    ===========

NOTE 6 - MORRIS & ASSOCIATES, INC.

                                           For the Quarter Ended      For the Year-To-Date Periods
                                               September 30,                Ended September 30,
                                        ---------------------------   ----------------------------
                                            2002           2001             2002          2001
                                        ------------   ------------      -----------   -----------
Net Sales                               $     6,206    $     5,218       $     7,022   $     9,242
Cost and Expenses                           (21,003)   $    (5,599)          (27,812)       (8,823)
                                        -----------    -----------       -----------   -----------

      Income (Loss) Before
      Income Taxes                          (14,797)          (381)         (20,790)           419

Income taxes                                      -              -             (800)          (800)
                                        -----------    -----------       -----------   -----------

      Net (Loss)                        $   (14,797)   $      (381)      $  (21,590)   $      (381)
                                        ===========    ===========       ===========   ==========

                                               September 30,
                                        ---------------------------
                                            2002           2001
                                        ------------   ------------
Current Assets                          $     6,320    $    22,875
Other Assets                                  4,845          4,195
                                        -----------    -----------

      Total Assets                      $    11,165    $    27,070
                                        ===========    ===========

Current Liabilities                     $    21,121    $     4,154
Long-Term Liabilities                         5,365         26,420
Stockholders' Equity (Deficit)              (15,321)        (3,504)
                                        -----------    -----------

      Total Liabilities and
        Stockholders' Equity            $    11,165    $    27,070
                                        ===========    ===========

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principals are Not Included
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


NOTE 7 - EARNINGS PER SHARE

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

NOTE  8  -  RELATED  PARTY

The Company utilizes office space, telephone and utilities provided by a related party at an estimated fair market value of $900 per month.

III pays $30,000 per quarter, M&A pays $15,000 per quarter and EMC pays $15,000 per quarter to Apple Realty Inc. for consulting fees. Apple Realty, Inc. is 100% owned by George Morris. At September 30, 2002, accrued liabilities of $60,000, $15,000 and $30,000, respectively, are included in note payable-related party long-term and current.

NOTE  9  -  STOCK  DIVIDEND

The Company had an investment of $500 in its wholly owned subsidiary, M&A. In 2002, the Company distributed its stock in M&A to the Company's stockholders as a stock dividend.

The value of the distribution was based on the estimated fair market value of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Second  Quarter 2003 Compared to Second Quarter 2002
--------------------------------------------------------------------------------

Sales

     Internet Infinity revenues for Q3 2002 were $85,932, a 60.8% decrease in revenues from Q2 2002 of $219,402. The $133,470 decrease in sales was attributable to the loss of a key sales employee.

Cost  of  Sales

     Our cost of sales decreased to $52,658 for Q2 2003, or 61.3% of sales, down from $172,987 for Q2 2002, or 78.8% of sales. This $120,329 decrease in the cost of sales is due primarily to a decrease in sales volume and a new supplier arrangement.

Gross  Margin

     Our gross margin increased to 38.7% of sales in Q2 2003 ($33,274) from 21.2% of sales in Q2 2002 ($46,415). This 17.5% increase is attributable to a new supplier arrangement.

Operating  Expenses

     Operating expenses for Q2 2003 decreased to $100,042, or 116.4% of sales, from $137,047 or 62.5% of sales, for Q2 2002. This decrease of $37,005 in operating expenses is primarily due to a $31,784 decrease in employee base salaries, an increase of $14,600 in consulting fees paid to a related party company owned by George Morris, the president of our company, and a decrease of $12,010 in other expenses. The 54.0% increase in operating expenses as a percentage of sales to 116.4% in Q2 2003 resulted from decrease in sales to cover overhead, salaries and consulting fees described above.

Net  Income  (Loss)

     We had a net loss of $73,972 in Q2 2003, or 86.1% of sales, as compared with a net loss of $96,842 in Q2 2002, or 44.1% of sales. The decrease in net income of $22,870 is discussed in the previous sections.

Results of Operations - First Half of Fiscal Year 2003 Compared to First Half of
--------------------------------------------------------------------------------
Fiscal  Year  2002
------------------

Sales

     Internet Infinity revenues for the first half of FY 2003 were $157,989, a 68.6% decrease in revenues from $503,817 in the first half of FY 2002. The decrease in sales was attributable to the loss of a key sales employee.

Cost  of  Sales

     Our cost of sales decreased to $100,189 for the first half of FY 2003, or 63.4% of sales, from $399,186 for the first half of FY 2002, or 79.2% of sales. This 15.8% decrease in the cost of sales is due to a decrease in sales volume and a new supplier arrangement.

Gross  Margin

     Our gross margin increased to 36.6% of sales in the first half of FY 2003 ($57,800) from 20.8% of sales in the first half of FY 2002 ($104,631). This 15.8% increase is attributable to a new supplier arrangement.

Operating  Expenses

     Operating expenses for the first half of FY 2003 decreased to $211,752 or 134.0% of sales, from $286,064, or 56.8% of sales, for the first half of FY 2002. This decrease in operating expenses is primarily due to a $76,124 decrease in employee compensation, a $15,298 decrease in professional fees, a $30,300 increase in consulting fees paid to a related party company owned by George Morris, the president of our company, and a $13,190 decrease in other expenses.

Net  Income  (Loss)

     We had a net loss of $171,481 in the first half of FY 2003, or 34.0% of sales, as compared with a net loss of $191,290 in the first half of FY 2002, or 38.0% of sales. The cause of the decrease in the net loss of $19,809 is discussed in the previous sections.

Financial  Conditions

     At September 30, 2002 we had a working capital deficit of $183,026 consisting of current assets totaling $39,101 and current liabilities totaling $222,127. The September 30, 2002 working capital deficit decreased by $60,644 as compared to the September 30, 2001 working capital deficit balance of $243,670. The decrease in the working capital deficit was due to an increase in officer loans for the period ended September 30, 2002. During the six months ended September 30, 2002, we used cash of $3,800 as compared to $20,663 in cash used during the six months ended September 30, 2001. We used $33,010 in operating activities, which was due to a net loss for the six months ended September 30, 2002 of $171,481, offset by non-cash expenses related to issuance of common stock of $1,000 and an increase in accounts payable and accrued liabilities of $13,477. We provided cash from investing activities of $3,087, which related to a decrease in receivables from a related party. We also provided cash from financing activities of $26,123 due to an increase in the payable to officers.

Item  3.          Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

Item  5.          Other  Information

     In July 2002, Internet Infinity, Inc. spun-off, on a pro-rata basis, Morris & Associates, Inc., its wholly owned subsidiary, to stockholders of record as of August 5, 2002. Each shareholder of record at August 5, 2002, received a .048 share of Morris & Associates for each share of Internet Infinity. Morris & Associates is an unlisted California corporation.

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

Dated:  November  19,  2002                INTERNET  INFINITY,  INC.


                                           By:/s/  George  Morris
                                           -------------------------------------
                                           George  Morris,  President and  Chief
                                             Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  George  Morris,  Chief  Executive  Officer  of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Internet Infinity, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  19,  2002               /s/  George  Morris
                                         ---------------------------------------
                                         George  Morris
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  George  Morris,  Chief  Financial  Officer  of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Internet Infinity, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  19,  2002               /s/  George  Morris
                                         ---------------------------------------
                                         George  Morris
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Internet Infinity, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, George Morris, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  November  19,  2002             /s/  George  Morris
                                        ----------------------------------------
                                        George  Morris
                                        Chairman  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Internet Infinity, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, George Morris, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  November  19,  2002              /s/  George  Morris
                                         ---------------------------------------
                                         George  Morris
                                         Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.