Form 10QSB
period 2002-12-31
INTERNET INFINITY INC
filed 2003-02-19
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

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

                                 413 Ave. G, #1
                            Redondo Beach, Ca 90277
                              Telephone 310-318-224
                              ---------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [  ]

     As of December 31, 2002, there were 11,768,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        CONDENSED COMBINED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

CURRENT  ASSETS
     Cash                                                           $     6,897
     Accounts  receivable,  net  of  allowance
       for  doubtful  accounts  of  $6,700                               33,030
                                                                    -----------

          Total  Current  Assets                                         39,927
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
                                                                    -----------

                                                                         32,321
          Less  Accumulated  Depreciation                               (32,321)
                                                                    -----------

          Net  Property  and  Equipment                                       -
                                                                    -----------

          Total  Assets                                             $    39,927
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
     Notes  payable                                                 $    27,000
     Accounts  payable  and  accrued  expenses                           54,433
     Trade  payable  -  related  entities                                33,963
     Note  payable  -  related  entity                                   32,852
     Sales  tax  payable                                                  1,816
     Interest  payable                                                   25,383
     Income  tax  payable                                                 8,800
     Due  to  officer  -  current                                        36,000
                                                                    -----------

          Total  Current Liabilities                                    220,247
                                                                    -----------

LONG-TERM  LIABILITIES
     Due  to  officer  -  non-current                                   236,694
     Note  payable  -  related  entity                                  253,396
                                                                    -----------

          Total  Long-Term  Liabilities                                 490,090
                                                                    -----------

          Total  Liabilities                                            710,337
                                                                    -----------

STOCKHOLDERS'  EQUITY  (DEFICIT)  (NOTE  4)
     Preferred  stock                                                         -
     Common  stock                                                       22,219
     Paid-in  capital                                                   631,451
     Accumulated  (deficit)                                          (1,324,080)
                                                                    -----------

          Total  Stockholders'  Equity  (Deficit)                      (670,410)
                                                                    -----------

          Total Liabilities and Stockholders' Equity (Deficit)      $    39,927
                                                                    ===========

          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                   CONDENSED COMBINED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                          For the Quarter Ended          For the Nine Months
                                               December 31,               Ended December 31,
                                      ---------------------------   ---------------------------
                                            2002           2001           2002          2001
                                      ------------   ------------   ------------   -------------
REVENUE                               $     86,665   $    229,355   $    244,654   $     733,172

COST  OF  SALES  -  PURCHASES               55,894        182,230        156,083         581,416
                                      ------------   ------------   ------------   -------------
          Gross  Profit                     30,771         47,125         88,571         151,756
                                      ------------   ------------   ------------   -------------

OPERATING  EXPENSES
     Professional  fees                      9,167         16,935         34,776          57,842
     Salaries and related expenses          13,314         36,437         57,444         156,691
     Consulting fees paid to
       related party                        31,800         58,000        138,300         134,200
     Other                                  18,906         17,897         54,419          66,600
                                      ------------   ------------   ------------   -------------

          Total  Operating  Expenses        73,187        129,269        284,939         415,333
                                      ------------   ------------   ------------   -------------

          (Loss) Before Other Income
            and Provision for Taxes        (42,416)       (82,144)      (196,368)       (263,577)

OTHER  INCOME  (EXPENSE)
     Interest  income                            -              -              -           3,430
     Interest  expense                      (8,390)        (5,568)       (23,519)        (16,455)
                                      ------------   ------------   ------------   -------------

          Net (Loss) Before Provision
            for  Taxes                     (50,806)       (87,712)      (219,887)       (276,602)

(PROVISION)  FOR  INCOME  TAXES
     Current                                     -              -         (2,400)         (2,400)
                                      ------------   ------------   ------------   -------------

          Net  (Loss)                 $    (50,806)  $    (87,712)  $   (222,287)  $    (279,002)
                                      ============   ============   ============   =============

Basic and diluted (loss) per
  common  share                       $     (0.004)  $     (0.008)  $     (0.019)  $      (0.025)
                                      ============   ============   ============   =============

Weighted-average  common
  shares  outstanding                   11,744,259     11,207,323     11,744,259      11,207,323
                                      ============   ============   ============   =============


          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              For the Nine-Months Ended
                                                                    December 31,
                                                             --------------------------
                                                                2002            2001
                                                             ------------  ------------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
     Net  (loss)                                             $  (222,287)  $  (279,002)
     Adjustment  to  reconcile  net  income  to
     cash provided (used) by  operating  activities:
       Increase in allowance for doubtful accounts                   200             -
       Increase in note payable related entity
         issued  for consulting fees                             137,400             -
       Consulting  and  legal  fees  related  to
         stock  issued                                             1,000        22,000
       Royalty expense used against upaid stock subscription           -         1,394
       (Increase)  decrease  in  accounts  receivable              8,425       (12,538)
       Write-down  of  obsolete  inventory                             -        11,346
       (Decrease)  in  accrued  payroll                           (3,063)            -
       Increase  in  sales  tax  payable                             312             -
       Increase  in  interest  payable                            11,520        12,720
       Increase in accounts payable and accrued expenses           8,839        40,943
       Increase (decrease) in accounts payable -
         related  company                                          4,297       (18,316)
       Increase  in  income  taxes  payable                        2,400             -
                                                             -----------   -----------
            Net Cash Flows (Used) by Operating Activities        (50,957)     (221,453)
                                                             -----------   -----------

CASH  FLOWS  PROVIDED  (USED)  BY  INVESTING  ACTIVITIES:
     Decrease in note receivable - related company                 3,350       112,819
                                                             -----------   -----------

            Net Cash Flows Provided by Investing Activities        3,350       112,819
                                                             -----------   -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
     Increase  in  due  to  officer                               49,635        22,107
     (Decrease)  in  notes  payable                                    -       (26,171)
     Increase  in  due  to  related  party                             -       100,050
                                                             -----------   -----------

            Net Cash Flows Provided by Financing Activities       49,635        95,986
                                                             -----------   -----------

NET  INCREASE  (DECREASE)  IN  CASH                                2,028       (12,648)

CASH  AT  THE  BEGINNING  OF  THE  PERIODS                         4,869        28,356
                                                             -----------   -----------

CASH  AT  THE END OF THE PERIODS                             $     6,897   $    15,708
                                                             ===========   ===========

          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                              For the Nine-Months Ended
                                                                    December 31,
                                                             --------------------------
                                                                 2002           2001
                                                             ------------  ------------
ADDITIONAL  DISCLOSURES:
     Cash  paid  during  the  periods  for:
       Interest                                              $     1,980   $         -
                                                             ===========   ===========

       Income  taxes                                         $         -   $         -
                                                             ===========   ===========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
     Reduction of unpaid stock subscription against
       additional paid-in  capital                           $   385,417   $         -
                                                             ===========   ===========

     Reduction of unpaid stock subscription against
       note  payable - related  entity                       $   111,404   $         -
                                                             ===========   ===========

     Increase in note payable - related entity
       issued  for  consulting fees                          $   137,400   $         -
                                                             ===========   ===========

     Common stock issued for consulting and legal fees       $     1,000   $         -
                                                             ===========   ===========

     Stock  dividend  of  Morris  &  Associates,  Inc.
       shares issued to Internet Infinity, Inc.
       stockholders                                          $       500   $         -
                                                             ===========   ===========

      Common  stock  issued  for  conversion  of notes
        and loans payable                                    $         -   $    34,000
                                                             ===========   ===========



          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2002
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

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying unaudited condensed combined financial statements have been prepared by Internet Infinity, Inc. , Morris and Associates, Inc. and Electronic Media Central Corporation (the Companies), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2002, and the results of operations and cash flows for the related interim periods ended December 31, 2002 and 2001. The results of operations for the quarter and year-to-date periods ended, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003, or any other period.

The accounting policies followed by the Companies and other information are contained in Note 1 to the Companies' financial statements in the March 31, 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2002
                                  (UNAUDITED)


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

NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying unaudited condensed combined financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced significant losses and have a combined accumulated deficit of $1,324,080. At December 31, 2002, current liabilities significantly exceed current assets. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Companies will be able to complete their plans in the future at commercially reasonable terms, if at all, or that the Companies will be able to meet their future contractual obligations.

NOTE  4  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity (Deficit) for the nine months ended December 31, 2002:

     Internet  Infinity,  Inc.
                      Preferred Stock              Common Stock
               ---------------------------  ---------------------------
               $.001 par value, 10,000,000  $.001 par value, 20,000,000
                    shares authorized            shares authorized       Additional       Unpaid
                                                                           Paid in        Stock       Accumulated
                 Shares        Amount          Shares          Amount      Capital     Subscription    (Deficit)      Balance
                 ------        ------        ----------      ----------  ----------    ------------   ------------  ----------
Balance  at
  March 31, 2002     -        $     -       10,718,780      $   10,719   $1,016,868    $ (496,821)    $(1,034,766)  $(504,000)

Unpaid  stock
  subscription
  reversed           -              -                 -               -     (385,417)      496,821              -     111,404

Stock
  dividend
  (Note  9)          -              -                 -               -            -             -           (500)       (500)

Net (loss)           -              -                 -               -            -             -       (186,879)   (186,879)
                 ------        ------        ----------      ----------   ----------    ------------  -----------   ----------

Balance  at
  December 31,
  2002               -        $     -        10,718,780     $   10,719   $   631,451   $         -    $ (1,222,145)  $(579,975)
                  =====       =======        ==========     ==========   ===========   ============   ============   =========

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2002
                                  (UNAUDITED)


NOTE  4  -  STOCKHOLDERS'  EQUITY  (DEFICIT) (CONTINUED)

     Morris & Associates, Inc.

                      Preferred Stock              Common Stock
               ---------------------------  ---------------------------
               $.001 par value, 10,000,000  $.001 par value, 20,000,000
                    shares authorized            shares authorized       Additional       Unpaid
                                                                           Paid in        Stock       Accumulated
                 Shares        Amount          Shares          Amount      Capital     Subscription    (Deficit)     Balance
                 ------        ------        ----------      ----------  ----------    ------------   -----------  ----------
Balance  at
  March 31, 2002     -        $    -         500,000        $      500   $      -      $       -       $       -     $   500

Net  (loss)          -             -               -                 -          -              -          (5,906)     (5,906)
                 ------        ------        -------         ----------  ----------    ------------   -----------  ----------
Balance  at
  December 31,
  2002               -        $    -         500,000        $      500   $      -      $       -       $  (5,906)    $(5,406)
                 ======       =======        =======        ==========   ==========    ===========     ==========  ==========


       Electronic  Media  Central  Corporation:

                      Preferred Stock              Common Stock
               ---------------------------  ---------------------------
               $.001 par value, 10,000,000  $.001 par value, 20,000,000
                    shares authorized            shares authorized       Additional       Unpaid
                                                                           Paid in        Stock       Accumulated
                 Shares        Amount          Shares          Amount      Capital     Subscription    (Deficit)     Balance
                 ------        ------        ----------      ----------  ----------    ------------   -----------  ----------
Balance  at
  March 31, 2002     -        $    -        500,000             10,000   $       -     $        -      $  (66,527)   $(56,527)

Shares issued        -             -         50,000              1,000           -              -               -       1,000
Net  (loss)          -             -              -                  -           -              -         (29,502)    (29,502)
                 ------        ------       --------          --------   ---------     ----------      -----------  ----------
Balance  at
  December 31,
  2002               -        $    -         550,000          $ 11,000   $       -     $        -      $  (96,029)  $ (85,029)
                 ======       =======        =======          ========   =========     ==========      ===========  ==========


     Combined:

                        Preferred Stock            Common Stock           Additional      Unpaid
                   ----------------------   -------------------------
                                                                            Paid in        Stock        Accumulated
                   Shares          Amount     Shares          Amount        Capital     Subscription      (Deficit)    Balance
                   ------         -------   ----------     ----------    -----------    ------------    ------------  ----------
Balance  at
  December 31,
  2002                 -          $    -    11,768,780      $  22,219     $  631,451       $     -      $(1,324,080)  $(670,410)
                   ======         ======    ==========      =========     ==========       =======      ===========   =========

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2002
                                  (UNAUDITED)


NOTE  5  -  ELECTRONIC  MEDIA  CENTRAL  CORPORATION

                                    For The Quarter Ended    For The Year-To-Date Periods
                                         December 31,             Ended December 31,
                                  ------------------------   ----------------------------
                                      2002         2001            2002         2001
                                  -----------  -----------     -----------  -----------
     Net  Sales                   $  82,579    $ 218,054       $ 232,071    $ 682,544
     Costs  and  Expenses           (93,906)    (226,400)       (260,773)    (714,832)
                                  ---------    ---------       ---------    ---------
          (Loss) Before
            Income  Taxes           (11,327)      (8,346)        (28,702)     (32,288)

     Income  taxes                        -            -            (800)        (800)
                                  ---------    ---------       ---------    ---------

          Net  (Loss)             $ (11,327)   $  (8,346)      $ (29,502)   $ (33,088)
                                  =========    =========       =========    =========

                                       December 31,
                                  ----------------------
                                     2002         2001
                                  ---------    ---------
     Current  Assets              $  33,628    $ 106,871
     Other  Assets                   37,101       82,131
                                  ---------    ---------

          Total  Assets           $  70,729    $ 189,002
                                  =========    =========

     Current  Liabilities         $  61,558    $  87,106
     Long-Term  Liabilities          94,200            -
     Stockholders' Equity
       (Deficit)                    (85,029)     101,896
                                  ---------    ---------

     Total  Liabilities  and
       Stockholders'  Equity      $  70,729    $ 189,002
                                  =========    =========

NOTE 6 - MORRIS & ASSOCIATES, INC.

                                    For The Quarter Ended    For The Year-To-Date Periods
                                         December 31,             Ended December 31,
                                  ------------------------   ----------------------------
                                      2002         2001            2002         2001
                                  -----------  -----------     -----------  -----------
     Net  Sales                   $    3,025   $    4,701      $  10,047    $  13,943
     Costs  and  Expenses             12,659       (2,252)       (15,153)     (11,075)
                                  ----------   ----------      ---------    ---------
          Income (Loss) Before
            Income  Taxes             15,684        2,449         (5,106)       2,868

     Income  taxes                         -            -           (800)           0
                                  ----------   ----------      ---------    ---------

           Net  (Loss)            $   15,684   $    2,449      $  (5,906)   $   2,868
                                  ==========   ==========      =========    =========

                                        December 31,
                                  -----------------------
                                     2002          2001
                                  ----------   -----------
     Current  Assets              $    6,060   $   22,875
     Other  Assets                     2,532        4,195
                                  ----------   ----------

          Total  Assets           $    8,592   $   27,070
                                  ==========   ==========

     Current  Liabilities              8,230       34,392
     Long-Term  Liabilities                -            -
     Stockholders' Equity
       (Deficit)                         362       (1,018)
                                  ----------   ----------

          Total  Liabilities and
            Stockholders' Equity  $    8,592   $   33,374
                                  ==========   ==========

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2002
                                  (UNAUDITED)


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

III pays $30,000 per quarter, M&A pays $500 (which was previously $15,000) per quarter and EMC pays $15,000 per quarter to Apple Realty Inc. for consulting fees. Apple Realty, Inc. is 100% owned by George Morris. Apple Realty Inc. reduced their consulting fee to M&A from $15,000 to $500 per quarter. This reduction was retroactive to the prior quarter and has been reversed in the current quarter. Also included in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Third  Quarter  2003  Compared to Third Quarter 2002
--------------------------------------------------------------------------------

Sales

     Internet Infinity revenues for Q3 2002 were $86,665, a 60.8% decrease in revenues from Q2 2002 of $229,355. The $142,690 decrease in sales was attributable to the loss of a key sales employee.

Cost  of  Sales

     Our cost of sales decreased to $55,894 for Q2 2003, or 61.3% of sales, down from $182,230 for Q2 2002, or 78.8% of sales. This $126,336 decrease in the cost of sales is due primarily to a decrease in sales volume and a new supplier arrangement.

Gross  Margin

     Our gross margin decreased to $30,771 for Q3 2003, or 35.5% of sales, from $47,125 for Q3 2002, or 20.5% of sales. This $16,354 decrease is attributable to lower sales revenue.

Operating  Expenses

     Operating expenses for Q3 2003 decreased to $73,187 or 84.4% of sales, under the $129,269 or 56.4% of sales, for Q3 2002. This decrease of $56,082 in operating expenses for Q3 2003 under Q3 2002 is primarily due to a $23,123 decrease in employee salaries from $36,437 or 15.9% of sales in Q3 2002 to $13,314 or 15.4% of sales in Q3 2003, a $26,200 decrease in consulting expense from $58,000 or 31.8% of sales in Q3 2002 to $31,800 or 15.4% from a related party company owned by George Morris, the president of our company and a decrease of $7,768 in legal and accounting expense from $16,935 or 7.4% of sales in Q3 2002 to $9,167 or 10.6% of sales in Q3 2003.

Net  Income  (Loss)

     The company had a net loss of $50,806 in Q3 2003, or 58.6% of sales, as compared with a net loss of $87,712 in Q3 2002, or 38.2% of sales. The decrease in net loss of $36,906 is discussed in the previous sections.

Balance  Sheet  Items

     The  company  cash position decreased from $15,702 at December 31, 2001 (Q3
2002) by $8,805 to $6,897 at December 31, 2002. Accounts receivable from non-affiliates decreased from $100,067 at December 31, 2001 (Q3 2002) by $67,037 to $33,030 at December 31, 2002 (Q3 2003), and inventory decreased from $3,781 on December 31, 2001 (Q3 2002) to zero at December 31, 2002 (Q3 2003).

Results  of Operations - First Nine Months of Fiscal Year 2003 Compared to First
--------------------------------------------------------------------------------
Nine  Months  of  Fiscal  Year  2002
------------------------------------

Sales

     Internet Infinity revenues for the first nine months of FY 2003 were $244,654 a 66.6% decrease in revenues under the first nine months of FY 2002 of $733,172. The $488,518 decrease in sales was attributable to the loss of key sales employee and a slower United States economy.

Cost  of  Sales

     Our cost of sales decreased to $156,083 for the first nine months of FY 2003, or 63.8% of sales, from $581,416 for the first nine months of FY 2002, or 79.3% of sales. This $425,333 decrease in the cost of sales is due to a decrease in sales revenue.

Gross  Margin

     Our gross margin decreased to $88,571 for the first nine months of FY 2003, or 36.2% of sales, from $151,176 for the first nine months of FY 2002, or 20.7% of sales.

Operating  Expenses

     Operating expenses for the first nine months of FY 2003 decreased to $284,939 or 116.5% of sales, under $415,333 or 56.6% of sales, for the first nine months of FY 2002. This decrease in operating expenses is primarily due to a decrease of $23,066 in professional expenses form $57,842 or 8.9% of sales in the first nine month of FY 2002 to $34,776 or 14.2% of sales in the first nine months of FY 2003, a $99,247 decrease in salaries expense from $156,691 or 21.4% of sales in the first nine months of 2002 to $57,444 or 23.5% in the first nine months of FY 2003 and a $4,100 increase in consulting expense from $134,200 or 18.3% in the first nine months of FY 2002 to $138,300 or 56.5% of sales in the first nine months of FY 2003. Internet Infinity pays consulting fees of $30,000 per quarter, Morris & Associates pays $500 (which was previously $15,000) per quarter and Electronic Media Central pays $15,000 to Apple Realty, Inc. Apple Realty, Inc. is 100% owned by George Morris. Apple Realty, Inc. reduced its consulting fee to Morris & Associates from $15,000 to $500 per quarter. This reduction was retroactive to the prior quarter and has been reversed in the current quarter. Also included in consulting fees are fees paid to a bookkeeper.

Net  Income  (Loss)

     The company had a net loss of $222,287 in the first nine months of FY 2003 or 90.9% of sales, as compared with a net loss of $279,002 in the first nine months of FY 2002 or 38.1% of sales. The decrease in net loss of $56,715 is discussed in the previous section.

Financial  Conditions

     At December 31, 2002 the company had negative working capital of ($180,320), consisting of current assets totaling $39,927 and current liabilities totaling $220,247. The negative in the working capital was mainly due to cash used to fund the $222,287 net loss during the nine months ended December 31, 2002. During the nine months ended December 31, 2002, the company had a net increase in cash of $2,028 as compared to the $12,648 decrease in cash used the first nine months ended December 31, 2001. The company used $50,957 in operating activities for the nine months ended December 31, 2002 as compared to $221,453 for the nine months ended 2001. The company increased cash of $3,350 for investing activities for the nine months ended December 31, 2002 as compared to $112,819 for the nine months ended December 31, 2001. The company provided cash of $49,635 for nine months ended December 31, 2002 as compared to $95,986 for the nine months ended 2001 primarily from an increase in officer payable.

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

Dated:  February  18,  2003               INTERNET  INFINITY,  INC.


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



Date:  February  18,  2003               /s/  George  Morris
                                         ---------------------------------------
                                         George  Morris
                                         Chief  Executive  Officer

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



Date:  February  18,  2003               /s/  George  Morris
                                         ---------------------------------------
                                         George  Morris
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Internet Infinity, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, George Morris, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  February  18,  2003               /s/  George  Morris
                                          --------------------------------------
                                          George  Morris
                                          Chairman  and Chief  Executive Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Internet Infinity, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, George Morris, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  February  18,  2003               /s/  George  Morris
                                          --------------------------------------
                                          George  Morris
                                          Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.