Form 10KSB
period 2003-03-31
INTERNET INFINITY INC
filed 2003-06-27
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                            INTERNET INFINITY, INC.
                 (Name of small business issuer in its charter)

       Delaware                    0-27633                      95-4679342
(State or other                 (SEC File No.)              (I.R.S.  Employer
jurisdiction of                                           Identification Number)
incorporation or
organization)

                                413 Avenue G, #1
                            Redondo Beach, CA 90277
                             Telephone 310-318-2244
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $313,595

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $857,917 computed by reference to the $0.02 average of the bid and asked price of the Company's Common Stock on June 19, 2003.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,718,780 shares of Common Stock, $0.001 par value, on June 19, 2003.

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

     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Item   1.  Description  of  Business                                           1
           Business  of  Internet  Infinity                                    2
           Products                                                            3
           Suppliers  and  Sub-Contractors                                     3
           Distribution  Methods                                               3
           Competition                                                         3
           Advertising  and  Promotion                                         3
           Dependence  on  Major  Customers                                    3
           Patents,  Trademarks  and  Licenses                                 4
           Government  Approval  and  Regulations                              4
           Research  and  Development                                          4
           Cost  of  Compliance  with  Environmental  Laws                     4
           Seasonality.                                                        4
           Employees                                                           4
           New  Products  and  Services                                        4

Item   2.  Description  of  Property                                           4

Item   3.  Legal  Proceedings                                                  4

Item   4.  Submission  of  Matters to a Vote of Security Holders               4

Item   5.   Market  for Common Equity and Related Stockholder Matters          5

Item   6.   Management's  Discussion  and  Analysis                            6

            Results  of  operations                                            7
            Sales                                                              7
            Gross  margin                                                      7
            Selling,  General  and  Administrative  Expense                    7
            Net  Profit  (Loss)                                                8
            Balance  Sheet  Items                                              8
            Liquidity  and  Outlook                                            8

Item   7.   Financial  Statements                                              9

Item   8.   Changes In and Disagreements  With  Accountants On Accounting
              and  Financial  Disclosure                                      28

Item   9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance  with  Section  16(a)  of  the  Exchange  Act        28

Item  10.   Executive  Compensation                                           29

Item  11.   Security Ownership of Certain Beneficial Owners and Management    30

Item  12.   Certain  Relationships  and  Related  Transactions                31

Item  13.   Exhibits  and  Reports  on  Form  8-K                             32

Item  14.   Controls  and  Procedures                                         33

            Signatures.                                                       34

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

   The functional relationship between Internet Infinity and Apple Realty, Inc. dba/Morris Group consultants, a company owned by George Morris the controlling shareholder and officer and director of Internet Infinity is one of independent contractors. Apple Realty, Inc dba/ Morris Group with its business broker real estate license are helping the company develop and implement a strategy for possible merger and acquisition activity by Internet Infinity.

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

     Dependence  on  Major  Customers
     --------------------------------

     With only one large customer at $5,199 sales for fiscal 2003, our company will most likely discontinue all sales operations for blank video tape with the loss of this customer in the fiscal year 2004. Revenue for Internet Infinity may go to zero if no merger or alternative business is found.

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

     The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

                                   High                      Low
                                   ----                      ---
     2001
     ----
          1st  Qtr.               0.2300                    0.1500
          2nd  Qtr.               0.1600                    0.1000
          3rd  Qtr.               0.1100                    0.0300
          4th  Qtr.               0.0800                    0.0300

     2002
     ----
          1st  Qtr.               0.1500                    0.0400
          2nd  Qtr.               0.0500                    0.0100
          3rd  Qtr.               0.0200                    0.0100
          4th  Qtr.               0.0200                    0.0100


     On March 31, 2003 there were 18,718,780 shares of common stock outstanding. There 1,157,242 shares subject to outstanding options. No shares are subject to securities convertible into such shares of stock.

Holders

     As of March 31, 2003 there were approximately 72 holders of record of our common stock. Some 2,206,864 shares of common stock are held in brokerage accounts under the record name of "Cede & Co."

Dividends

     We have paid no cash dividends to our stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

Recent  Sales  of  Unregistered  Securities

     During the past three fiscal years, Internet Infinity sold 1,509,684 shares of our common stock in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Securities and Exchange Commission. No underwriters were used to affect the sales. The names of the persons who bought the shares of stock, the dates the shares sold, the number of shares issued, the prices paid in cash or services for the shares and the nature of the consideration received by Internet Infinity are as follows.

                                     No. of
                                     Shares        Price  per    Nature  of
Person                Date           Issued        Share         Consideration
------                ----           ------        -----         -------------
Thomas  J.  Kenan     03-28-00         60,000        $0.25       Legal  Services
David  G.  VanHorn    03-28-00        120,000        $0.25       (1)
Anna  Moras           03-28-00        160,000        $0.25       (1)
Minh  Nguyen          03-28-00          2,000        $0.25       (2)
Pac-Max Corporation   03-28-00          1,000        $0.25       (2)
Roger  Casas          03-28-00         10,000        $0.125      (3)
Shirlene  Bradshaw    03-28-00         10,000        $0.125      (3)
Thomas  J.  Kenan     02-05-01         46,684        $0.10       Legal  Services
David  VanHorn        09-17-01        100,000        $0.05       (2)
David  Golling        09-17-01         10,000        $0.05       (2)
National  Capital     09-17-01        100,000        $0.05       (2)
Anna  Moras           09-17-01         50,000        $0.05       (2)
Shirlene  Bradshaw    09-17-01         20,000        $0.125      (3)
Roger  Casas          09-17-01         20,000        $0.125      (3)
George  Morris        03-03         6,700,000        $0.014      (1)(4)
Anna  Moras           03-03         1,300,000        $0.014      (1)

(1) Reduction of debt owed by Internet Infinity to this person by conversion to shares of stock.

(2)   Suppliers consulting services paid with shares of stock rather than cash.

(3)   Employee  exercise  of  stock  option.

(4) 2,000,000 of these shares were issued to Apple Realty, Inc., which is under the control of George Morris.

  Internet  Infinity's  Common Stock presently trades on the OTC Bulletin Board.

Item  6.  Management's  Discussion  and  Analysis.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Results  of  Operations

     The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2003 and March 31, 2002.

                                         Year  Ended  3-31
                                       2003            2002
                                       --------------------
Sales                                 100.0%          100.0%
Cost  of  sales                        65.6            79.3
Gross  margin                          34.4            20.7
Selling,  general  and
    administrative
    expenses                         (143.2)          (64.6)
Interest  income  (expense)           (10.5)           (2.3)
Net  income  (loss)  before
    income  taxes                    (119.3)          (46.2)

     Sales
     -----

     Sales decreased by $550,078 from $863,673 in the fiscal year ended March 31, 2002 to $313,595 in the fiscal year ended March 31, 2003, a decrease of 63.7 percent. The decrease in sales was attributable primarily to a decrease of $503,469 in sales of Electronic Media Central from $801,289 in the fiscal year ended 2002 to $297,820 in the fiscal year ended 2003, a decrease of 62.8 percent. The Electronic Media Central decrease in sales was attributable primarily to a decrease in purchases by existing customers caused by a slowing economy. We expect Electronic Media Central revenues will continue to decline and our company will attempt to reduce overhead to limit losses in the future.

    Sales of Morris & Associates, Inc. recorded a decrease of $5,845 from $17,620 in the fiscal year ended 2002 to $11,775 in the fiscal year ended 2003, a decrease of 33.2 percent. This decrease is due primarily to the aging of the pre-recorded video programs offered to the retail market. We have experienced gradually declining sales over the past five years to a point of no profit.
Therefore, we will discontinue the sales of pre-recorded videos. Morris & Associates, Inc. was selling prerecorded video programs on a non-contract, limited-return basis to retail distributors.

     Gross  Margin
     -------------

     Gross margin decreased by $71,149 from $178,977 in fiscal year 2002 to $107,828 in fiscal year 2003 in dollar amounts but increased from 20.7 percent in fiscal 2002 to 34.4 percent in fiscal 2003 in percentage of sales. The change in gross margin was also attributable to the Electronic Media Central gross margin decrease of $70,735 from $168,358 in fiscal year 2002 to $97,623 in fiscal year 2003 in dollar amounts but an increase in percentage of sales from
21.0 percent to 32.8 percent. This change in gross margin is primarily attributed to the $503,469 decrease in Electronic Media Central sales from $801,289 in the fiscal year ended March 31, 2003 to $297,820 in the fiscal year ended March 31, 2003.

Selling,  General  and  Administrative  Expense
-----------------------------------------------

     Selling, general and administrative expenses decreased by $109,489 from $558,440, or 64.6 percent of sales in fiscal year 2002, to $448,951, or 143.2 percent of sales in fiscal year 2003, a decrease of 19.6 percent. For Electronic Media Central Corporation, selling, general and administrative expenses allocations decreased by $166,550 from $358,069, or 44.7 percent of sales in fiscal year 2002, to $191,519, or 64.3 percent of sales in fiscal year 2003, a total expense decrease of 53.5 percent and an increase of 8.8% as a percentage of sales. A breakdown of the decreases is:

-    Bad debt decreased from $57,063 at  March 31, 2002  to  zero  at  March 31,
     2003.

- Internet Infinity retained as an independent contractor Apple Realty, Inc., d/b/a Morris Group Consultants, a company owned by George Morris, the controlling shareholder, officer and director of Internet Infinity. Apple Realty, Inc., d/b/a Morris Group, with its real estate business broker license is helping the company develop and implement a strategy for possible merger and acquisition. Consulting fee expenses accrued for the Morris Group were $251,050 in the fiscal year 2003 over $167,000 for the fiscal year ended March 31, 2002, an increase of $84,050.

- Professional fees including legal and accounting decreased from $65,695 for the fiscal year ended March 31, 2002, to $56,756 for the fiscal year ended March 31, 2003,

- Salaries and related expenses were decreased from $167,184 for the fiscal year ended March 31, 2002, to $71,625 for the fiscal year ended March 31, 2003, due to reduction in sales and management personnel.

     Net  Profit  (Loss)
     --------------------

     We had a net loss from operations, after a provision for income taxes, in the fiscal year ended March 31, 2003 of $376,491, or $0.03 a share of our common stock. In the fiscal year ended March 31, 2002 we had a net loss from operations, after a provision for income taxes, of $425,307, or $0.04 a share of common stock. The loss of 49.2 percent of sales for fiscal year 2002 versus the 120 percent loss for the fiscal year ended 2003 is due to the 63.7 percent decrease in sales in fiscal year 2003 of $313,595, down from fiscal year 2002's $863,673 while operating expenses decreased from $558,440 for fiscal year 2002 to $448,951 for fiscal year 2003.

     Balance  Sheet  Items
     ---------------------

     The net loss of $376,491 plus a $500 stock dividend for the fiscal year ended March 31, 2003 increased the retained earnings deficit from $1,101,293 on March 31, 2002 to $1,478,284 on March 31, 2003. Our cash position increased from $4,869 for the fiscal year ended March 31, 2002 to $11,242 for the fiscal year ended March 31, 2003. Accounts receivable net of allowance for doubtful accounts from non affiliates decreased from $41,655 at the end of fiscal year 2002 to $27,663 at the end of fiscal year 2003, while inventory decreased from $15,127 for the fiscal year ended March 31, 2002 zero for the fiscal year ended March 31, 2003.

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

Item  7.  Financial  Statements

Independent  Auditors'  Report                                               10
Combined/Consolidated  Balance  Sheet March 31, 2003                         11
Combined/Consolidated  Statements  of Operations March 31, 2003              12
Combined/Consolidated  Statements  of  Stockholders'  Equity  (Deficit)
     for  the  Years  Ended  March 31, 2003 and 2002                         13
Combined/Consolidated  Statements  of  Cash  Flows  for  the  Years
     Ended  March  31,  2003  and  2002                                      15
Notes to Combined/Consolidated Financial Statements March 31, 2003           17

                          INDEPENDENT AUDITORS' REPORT





June  4,  2003



To  the  Board  of  Directors  and  Stockholders
Internet  Infinity,  Inc.,  Morris  &  Associates,  Inc.  and
Electronic  Media  Central  Corporation

We have audited the accompanying combined balance sheet of Internet Infinity, Inc. (a Delaware Corporation) Morris & Associates, Inc. (a California Corporation) and Electronic Media Central Corporation (a California Corporation) as of March 31, 2003, and the related combined statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended March 31, 2003. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc., Morris & Associates, Inc. and Electronic Media Central Corporation as of March 31, 2003, and the results of their operations and their cash flows for each of the two years ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 3. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Caldwell,  Becker,  Dervin,  Petrick  &  Co.,  L.L.P.

CALDWELL,  BECKER,  DERVIN,  PETRICK  &  CO.,  L.L.P.
Woodland  Hills,  California

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                             COMBINED BALANCE SHEET
                                 MARCH 31, 2003

                                     ASSETS

CURRENT  ASSETS
    Cash                                                           $     11,242
    Accounts  receivable,  net  of  allowance
      for  doubtful  accounts  of  $3,200  (Note  2)                     27,663
                                                                   ------------

          Total  Current  Assets                                         38,905
                                                                   ------------

PROPERTY  AND  EQUIPMENT,  at  cost  (Note  2)
    Office  equipment                                                    16,955
    Office  furniture                                                    15,366
                                                                   ------------

                                                                         32,321
          Less  Accumulated  Depreciation                               (32,321)
                                                                   ------------

          Net  Property  and  Equipment                                       -
                                                                   ------------

          Total  Assets                                            $     38,905
                                                                   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
    Notes  payable  (Note  5)                                      $     27,000
    Accounts  payable  and  accrued  expenses                            66,434
    Trade  payable  -  related  entities  (Note  6)                      34,863
    Notes  payable  -  related  entities  (Note  6)                      14,652
    Accrued  payroll                                                          -
    Interest  payable                                                    30,080
    Income  tax  payable                                                  5,178
    Due  to  officer  - current (Note 7)                                 36,000
                                                                   ------------

          Total  Current Liabilities                                    214,207
                                                                   ------------

LONG-TERM  LIABILITIES
    Due to officer - non-current (Note 7)                               192,516
    Notes  payable  -  related  entities  (Note  6)                     332,196
                                                                   ------------

          Total  Long-Term  Liabilities                                 524,712
                                                                   ------------

          Total  Liabilities                                            738,919
                                                                   ------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
    Preferred  stock                                                          -
    Common  stock                                                        39,219
    Paid-in  capital                                                    739,051
    Accumulated  (deficit)                                           (1,478,284)
                                                                   ------------

          Total  Stockholders'  Equity  (Deficit)                      (700,014)
                                                                   ------------

          Total Liabilities and Stockholders' Equity (Deficit)     $     38,905
                                                                   ============



The Accompanying Notes are an Integral Part of the Combined Financial Statements
                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                        COMBINED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                         2003           2002
                                                    ------------   ------------
REVENUE                                             $    313,595   $    863,673
                                                    ------------   ------------
COST  OF  SALES
    Beginning  inventory                                       -         15,127
    Purchases                                            205,767        669,569
                                                    ------------   ------------

                                                         205,767        684,696
    Less  ending  inventory                                    -              -
                                                    ------------   ------------

          Total  Cost  of  Sales                         205,767        684,696
                                                    ------------   ------------

          Gross  Profit                                  107,828        178,977
                                                    ------------   ------------

OPERATING  EXPENSES
    Professional  fees                                    56,756         65,695
    Salaries  and  related  expenses                      71,625        167,184
    Consulting  fees  to  related  party                 251,050        167,000
    Bad  debts,  net  of forgiveness (Note 16)                 -         57,063
    Other                                                 69,520        101,498
                                                    ------------   ------------

          Total  Operating  Expenses                     448,951        558,440
                                                    ------------   ------------

          Income  (Loss)  Before  Other  Income
           (Expense)  and  Provision  for  Taxes        (341,123)      (379,463)

OTHER  INCOME  (EXPENSE)
    Interest  income                                           -          3,430
    Interest  expense                                    (32,968)       (23,327)
                                                    ------------   ------------

          Net  Income  (Loss)                           (374,091)      (399,360)

(PROVISION)  BENEFIT  FOR  INCOME  TAXES
    Current                                               (2,400)        (2,400)
    Deferred                                                   -        (23,547)
                                                    ------------   ------------

          Net  Income  (Loss)                       $   (376,491)  $   (425,307)
                                                    ============   ============

          Basic  and  diluted  (loss)  per
            common share (Note 12)                  $     (0.032)  $      (0.04)
                                                    ============   ============


The Accompanying Notes are an Integral Part of the Combined Financial Statements
                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
              COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


Internet  Infinity,  Inc.

                        Preferred Stock             Common Stock
                   --------------------------  --------------------------
                   $.001 par value 10,000,000  $.001 par value, 20,000,00
                       shares authorized            shares authorized       Additional     Unpaid
                                                                             Paid-In       Stock       Accumulated
                        Shares    Amount             Shares    Amount        Capital    Subscription    (Deficit)     Balance
                       --------  --------         ----------  --------     -----------  ------------   ------------  ---------
Balance at
  March  31,  2001         -     $     -          10,419,880  $ 10,420    $ 1,002,167    $(498,583)    $   (789,970)  $ (275,966)

Royalties  earned
  (Note  4)                -           -                   -         -              -        1,762                -        1,762

Shares cancelled           -           -              (1,100)       (1)             1            -                -            -

Shares  issued
  (Note  8)                -           -             260,000       300         12,700            -                -       13,000

Stock  options
  exercised
 (Note  8)                 -           -              40,000         -          2,000            -                -        2,000

Net  (loss)  -
  March  31,  2002         -            -                  -         -              -            -         (234,796)    (234,796)

Stock distribution
  dividend                 -            -                  -         -              -            -          (10,000)     (10,000)
                         ----     -------         ----------   -------     ----------     ---------    - ----------    ---------

Balance  at
  March  31,  2002         -            -         10,718,780    10,719      1,016,868     (496,821)      (1,034,766)    (504,000)

Unpaid  stock
  subscription
  reversed                 -            -                  -         -       (385,417)     496,821                -      111,404

Stock  dividend
  (Note  15)               -            -                  -         -              -            -             (500)        (500)

Shares issued for
  relief  of  debt         -            -          8,000,000     8,000        104,000            -                -      112,000

Net  (loss)  at
  March  31,  2003         -            -                  -         -              -            -         (205,101)    (205,101)
                         ----     -------         ----------   -------     ----------     ---------     -----------    ---------

Balance  at
  March  31,  2003         -      $     -         18,718,780   $18,719     $  735,451     $      -      $(1,240,367)   $(486,197)
                         ====     =======         ==========   ======      ==========     ========      ===========    =========




The Accompanying Notes are an Integral Part of the Combined Financial Statements
                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
              COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


Morris  &  Associates,  Inc.:

                        Preferred Stock             Common Stock
                   --------------------------  --------------------------
                   $.001 par value 10,000,000  $.001 par value, 20,000,00
                       shares authorized            shares authorized       Additional     Unpaid
                                                                             Paid-In       Stock       Accumulated
                        Shares    Amount             Shares    Amount        Capital    Subscription    (Deficit)     Balance
                       --------  --------         ----------  --------     -----------  ------------   ------------  ---------
Balance at
  March  31,  2002         -     $      -            500,000  $    500    $         -    $       -     $          -   $      500

Net  (loss)                -            -                  -         -              -            -          (76,694)     (76,694)
                         ----    --------         ----------  --------    -----------    ---------     ------------   ----------

Balance  at
  March  31,  2003         -     $      -            500,000  $    500    $         -    $       -     $    (76,694)  $  (76,194)
                         ====    ========         ==========  ========    ===========    =========     ============   ==========



Electronic  Media  Central  Corporation:

                        Preferred Stock             Common Stock
                   --------------------------  --------------------------
                   $.001 par value 10,000,000  $.001 par value, 20,000,00
                       shares authorized            shares authorized       Additional     Unpaid
                                                                             Paid-In       Stock       Accumulated
                        Shares    Amount             Shares    Amount        Capital    Subscription    (Deficit)     Balance
                       --------  --------         ----------  --------     -----------  ------------   ------------  ---------
Balance at
Balance  at
  March  31,  2001         -     $      -         10,000,000  $ 10,000    $         -    $  (9,999)    $    123,984   $  123,985

Reverse  split
  (Note  4)                -            -         (9,500,000)        -              -            -                -            -

Payment  from
  stockholder              -            -                  -         -              -        9,999                -        9,999

Net  (loss)  at
  March  31,  2002         -            -                  -         -              -            -         (190,511)    (190,511)
                         ----    --------         ----------  --------    -----------    ---------     ------------   ----------

Balance  at
  March  31,  2002         -            -            500,000    10,000              -            -          (66,527)     (56,527)

Shares  issued             -            -            500,000    10,000          3,600            -                -       13,600

Net  (loss)  at
  March  31,  2003         -            -                  -         -              -            -           (94,696)    (94,696)
                         ----    --------         ----------  --------    -----------    ---------     ------------   ----------

Balance  at
  March  31,  2003         -     $      -          1,000,000  $ 20,000    $     3,600    $       -     $    (161,223) $ (137,623)
                         ====    ========         ==========  ========    ===========    =========     =============  ==========



Combined:

                        Preferred Stock             Common Stock
                   --------------------------  --------------------------
                   $.001 par value 10,000,000  $.001 par value, 20,000,00
                       shares authorized            shares authorized       Additional     Unpaid
                                                                             Paid-In       Stock       Accumulated
                        Shares    Amount             Shares    Amount        Capital    Subscription    (Deficit)     Balance
                       --------  --------         ----------  --------     -----------  ------------   ------------  ---------
Balance at
  March  31,  2003         -     $     -          20,218,780  $ 39,219    $   739,051    $       -     $ (1,478,284)  $(700,014)
                         ====    ========         ==========  ========    ===========    =========     =============  ==========


The Accompanying Notes are an Integral Part of the Combined Financial Statements
                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                        COMBINED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                           2003          2002
                                                       -----------   -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net  income (loss)                                 $ (376,491)   $ (425,307)
    Adjustment  to  reconcile  net  income  to
      cash provided (used) by operating  activities:
      Write-down of asset-related party receivable              -        76,472
      Forgiveness  of  debt                                     -       (19,409)
      Debt  issued  for  consulting  fees                 240,000       229,200
      Consulting  fees related to stock issued              1,000         7,000
      Debt extension fees related to stock issued               -         8,000
      Royalty expense used against unpaid stock
        subscription                                            -         1,762
      Decrease  in  accounts  receivable                   17,292        45,874
      (Decrease) in allowance for doubtful accounts        (3,300)            -
      Write-down  of  obsolete  inventory                       -        15,127
      (Decrease)  in  accrued  payroll                     (3,063)       (1,221)
      Increase  in  interest  payable                      16,217        10,095
      Increase  in  accounts  payable                      19,336        15,453
      Increase (decrease) in accounts payable  -
        related  company                                    5,197       (50,982)
      Increase  in  income  taxes  payable                      -         2,400
      Decrease  in  deferred  tax  asset                        -        23,547
      (Decrease)  in  employee  payable                         -        (4,906)
      (Decrease) in income taxes payable                   (1,222)            -
                                                       ----------    ----------

          Net  Cash  Flows  (Used)  by
            Operating  Activities                         (85,034)      (66,895)
                                                       ----------    ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Decrease in note receivable - related company           3,350        32,997
                                                       ----------    ----------

          Net  Cash  Flows  Provided  by
            Investing  Activities                           3,350        32,997
                                                       ----------    ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Increase  in  due  to  officer                         83,857        55,074
    Increase in note payable  -  related party              4,200             -
    Payments  on  note  payable                                 -       (44,663)
                                                       ----------    ----------

          Net  Cash  Flows  Provided  by
            Financing  Activities                          88,057        10,411
                                                       ----------    ----------

NET  INCREASE  (DECREASE)  IN  CASH                         6,373       (23,487)

CASH  AT  THE  BEGINNING  OF  THE  YEAR                     4,869        28,356
                                                       ----------    ----------

CASH  AT  THE  END  OF  THE  YEAR                      $   11,242    $    4,869
                                                       ==========    ==========


The Accompanying Notes are an Integral Part of the Combined Financial Statements
                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                  COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                                           2003          2002
                                                       -----------   -----------
ADDITIONAL  DISCLOSURES:
  Cash  paid  during  the  year  for:
    Interest                                           $   34,751    $   23,327
                                                       ==========    ==========

    Taxes                                              $    3,600    $        -
                                                       ==========    ==========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

  Unpaid  stock  subscription  issued  for
    prepaid  royalties  (Note 4)                       $        -    $    1,762
                                                       ==========    ==========

   Stock  dividend  of  EMC's  shares  issued
     to  III's  Stockholders                           $        -    $   10,000
                                                       ==========    ==========

  Reduction  of  unpaid  stock  subscription
    against  additional  paid-in capital               $  385,417    $        -
                                                       ==========    ==========

  Reduction  of  unpaid  stock  subscription
  against  note  payable-  related  entity             $  111,404    $        -
                                                       ==========    ==========

  Common stock issued for consulting and legal fees    $  240,000    $  229,200
                                                       ==========    ==========

  Increase in note payable - related entity issued
    for consulting fees                                $    1,000    $        -
                                                       ==========    ==========

  Stock  dividend  of  Morris  &  Associates,  Inc.
    shares  issued  to Internet  Infinity,  Inc.'s
    stockholders                                       $      500    $        -
                                                       ==========    ==========

  Common  stock  issued  for  conversion  of  notes
    and  loans  payable                                $  124,600    $        -
                                                       ==========    ==========




The Accompanying Notes are an Integral Part of the Combined Financial Statements
                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

In August 2001, III announced plans to spin-off, on a pro-rata basis, EMC, its wholly owned subsidiary, to stockholders of record as of September 18, 2001. In accordance with Accounting Principles Board Opinion (APBO) 23, paragraph 23, the spin-off has been accounted for on a historical basis, as a tax-free distribution. The Company has not requested or received a ruling from the Internal Revenue Service as to whether this distribution qualifies as a non-taxable transaction.

In July 2002, III spun-off, on a pro-rata basis, M&A, its wholly owned subsidiary, to stockholders of record as of August 5, 2002. In accordance with APBO 23, paragraph 23, the spin-off has been accounted for on a historical basis, as a tax-free distribution. The Company has not requested or received a ruling from the Internal Revenue Service as to whether this distribution qualifies as a non-taxable transaction. Each stockholder of record at August 5, 2002, received a .048 share of M&A for each share of III.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Combined  Financial  Statements

The financial statements of III, M&A and EMC are combined because each company is owned beneficially by identical stockholders. All significant intercompany accounts and transactions have been eliminated in the combination.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year's presentation.

Depreciation

The Company's equipment and furniture are carried at cost. Depreciation is provided over the estimated useful lives of the assets, which are fully depreciated.


                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Long-Lived  Assets

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. If an impairment were to exist, it would be measured as the excess of the carrying amount of the asset over the discounted cash flow value of the asset. The carrying amount of the asset is its cost, less any accumulated depreciation or amortization. No such adjustment has been recorded for March 31, 2003.

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances and short-term investments with a maturity of three months or less.

Deferred  Income  Tax  Accounts

Deferred tax provisions/benefits are calculated for certain transactions and events because of differing treatments under generally accepted accounting principles and the currently enacted tax laws of the federal government. The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying combined balance sheet. The liability method, Financial Accounting Standards Board (FASB) No. 109, is used to account for these temporary differences. A valuation allowance is provided against deferred tax assets for when it is determined to be more likely than not that the asset will not be realized.

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

Stock-Based  Compensation

The Company has elected to follow APBO No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation."

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


                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounts  Receivable-Trade

Uncollectible accounts receivable are written off as bad debt expense at the end of each year. For the fiscal year ended March 31, 2003, no accounts receivable-trade were written off. Increase or decrease in the allowance for bad debts is offset against bad debt expense. (See Note 16.)

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

Earnings  Per  Share  of  Common  Stock

The Company adopted SFAS No. 128, "Earnings Per Share" in the fourth quarter of fiscal 1999. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. All prior year earnings per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculation did not result in any change to the Company's previously reported earnings per share for all years presented. Potential common shares, including stock options and warrants have been excluded from the calculation of diluted earnings per share for March 31, 2003, as their effect is anti-dilutive.

NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying combined financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced significant losses and have a combined accumulated deficit of $1,478,284. At March 31, 2003, current liabilities significantly exceed current assets. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Companies will be able to complete their plans in the future at commercially reasonable terms, if at all, or that the Companies will be able to meet their future contractual obligations.

NOTE  4  -  SUBSCRIPTION  AND  ROYALTY  AGREEMENTS

III  has  royalty  agreements  with  two  separate  related  entities.

In July 1997, III entered into an agreement with L&M Media, Inc. for the rights to market pre-recorded health and medical programs. The agreement specifies that the Company shall pay a 15% royalty to L&M Media, Inc. on gross sales for all of these programs sold between April 1, 1998 and March 31, 2002. In consideration for these rights, the Company entered into a stock subscription agreement for 2,267,857 shares of common stock, with a trading value of $375,000 ($0.165 per share).


                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  4  -  SUBSCRIPTION  AND  ROYALTY  AGREEMENTS  (CONTINUED)

In January 2000, III entered into an agreement with Apple Realty, Inc. (dba Hollywood Riviera Studios), for the rights to market pre-recorded personal and sales development multimedia success programs. The agreement specifies that the Company shall pay a 20% royalty to Apple Realty, Inc. on gross sales for all of these programs sold between April 1, 1999 and March 31, 2002. In consideration for these rights, the Company entered into a stock subscription agreement for 517,241 shares of common stock, with a trading value of $150,000 ($0.29 per share). In addition, the Company issued 517,241 options at a market price of $.3135 per share.

During the current fiscal year ended March 31, 2003, the receivable for unpaid stock subscription of $496,821 has been reversed out. The 2,785,098 shares of stock issued remain outstanding at an issuance price of $.04 per share. This balance of $111,402 has been accounted for as paid by an offset against note payable to the related party that received the shares of stock. The remaining unpaid balance of $385,417 has been reversed against additional paid in capital. The Companies involved in the royalty agreement, relating to the stock subscription, have agreed to reduce the price per share to $.04, based on the lack of sales for the product generating the royalties and the decrease in the value of the Company's stock. Management feels the $0.04 per share is closer to the fair market value of the stock.

NOTE  5  -  NOTES  PAYABLE

Five notes payable with various unrelated individuals.  The
notes are due upon 90 days written notice from the
individuals.  The notes are unsecured, with interest
ranging from 6% to 12% payable quarterly.  The notes have
been outstanding since 1990.  Interest expense for the
year was $2,640.                                                     $ 27,000
                                                                     ========

NOTE  6  -  RELATED  ENTITIES  TRANSACTIONS

George Morris is the President of III. As of March 31, 2003, Mr. Morris' beneficial ownership percentages of related companies' common stock is as follows:

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




                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  6  -  RELATED  ENTITIES  TRANSACTIONS  (CONTINUED)

     Trade  accounts  payable:
       L&M  Media,  Inc.                              $    34,863
                                                      ===========

     Notes  payable  to:
       Anna  Moras  (Mother of George Morris),
       with interest at 6% per annum, due  upon
       90 days written notice.  Interest expense
       for the year ended March 31, 2003  on  this
       note  is  $2,342.                              $    14,652
                                                      ===========

       Apple  Realty,  Inc., secured by assets
       of III.  Interest shall accrue at 6% per
       annum, due and payable April 1, 2004.
       This note is in connection with consulting
       fees  owed.  Interest  expense on this note
       for the year ended March  31,  2003  is
       $13,818.                                       $   332,196
                                                      ===========

The transactions between these companies during the fiscal years ended March 31, 2003 and 2002 are as follows:

                                                           2003        2002
                                                         --------    --------
     III accrued consulting fees owed to
       Apple Realty, Inc.                                $120,000    $ 12,000

     EMC accrued consulting fees owed to
       Apple Realty, Inc.                                  60,000      47,000

     M  &  A  accrued  consulting  fees  owed
       to  Apple Realty, Inc.                              60,000           -

     M  &  A  purchases  from  Apple  Media
       Corporation  (AMC) included in cost of sales         2,370     684,698

The Company utilizes office space, telephone and utilities provided by L&M Media, Inc. at estimated fair market values, as follows:

                                                   Monthly          Annually
                                                  --------         ---------
     Rent                                         $    750         $   9,000
     Telephone                                         750             9,000
     Utilities                                         750             9,000
                                                  --------         ---------
                                                  $  2,250         $  27,000
                                                  ========         =========

III, M&A, and EMC have month-to-month agreements with L&M Media, Inc. for a total monthly fee of $2,250 for the above expenses. III and M&A each pay $225 per month. EMC paid $1,200 per month for the first quarter, $1,575 per month for the second quarter, and $1,800 per month for the last two quarters.


                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  7  -  DUE  TO  OFFICER

            Unsecured note payable to George Morris, with
            interest at 6% per annum, with monthly
            installments of $3,000 beginning June 30, 2000.
            George Morris is the president of III.  The
            Company has not made any principle payments to
            George Morris.                                         $ 228,516

                 Less Current Portion                                (36,000)
                                                                   ---------

                 Long-Term Portion                                 $ 192,516
                                                                   =========

Maturities  of  due  to  officer  are  as  follows:

                                 For the Year Ending
                                      March 31,
                                      ---------
                                        2003                       $  36,000
                                        2004                          36,000
                                        2005                          36,000
                                        2006                          36,000
                                        2007                          36,000
                                        2008                          36,000
                                        2009                          12,516
                                                                   ---------
                                                                   $ 228,516
                                                                   =========

Interest charged to expenses for the year ended March 31, 2003, on the above note was $ 14,168.

NOTE  8  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

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

In March 2003, III issued 8,000,000 shares of common stock for relief of debt as follows:

                                           Shares      Value    Price Per Share
                                          ---------  ---------  ---------------
     George  Morris                       4,700,000  $  65,800   $      0.014
     Anna  Moras                          1,300,000     18,200          0.014
     Apple Realty, Inc.                   2,000,000     28,000          0.014
                                          ---------  ---------
                                          8,000,000  $ 112,000
                                          =========  =========

In August 2001, prior to the spin-off of EMC, the Board of Directors of III voted and approved the reverse split of EMC shares from 10,000,000 to 500,000. The par value, in accordance with this reverse split, has changed from $.001 per share to $.02 per share.

In June 2002, EMC issued 50,000 shares of common stock at par value to employees as a bonus. The $1,000 is included in consulting and legal expense.

                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  8  -  STOCKHOLDERS'  EQUITY  (DEFICIT)  (CONTINUED)

In March 2003, EMC issued 450,000 shares of common stock for relief of debt as follows:

                                           Shares      Value    Price Per Share
                                          ---------  ---------  ---------------
     George  Morris                       390,000    $  10,920   $      0.028
     Anna  Moras                           60,000        1,680          0.028
                                          -------    ---------
                                          450,000    $  12,600
                                          =========  =========

The unpaid stock subscription of $9,999 due from III to EMC was paid during the current year ended March 31, 2002.

NOTE  9  -  CONCENTRATIONS  OF  CREDIT  RISK

For the fiscal year ended March 31, 2003, revenue from four customers represents 31% of the Company's total revenue. As of March 31, 2003, none of the Company's outstanding accounts receivable represent a significant portion of the total.

Morris  &  Associates,  Inc.'s  only supplier of products is AMC.  (See Note 6.)

NOTE  10  -  DEFERRED  INCOME  TAXES

The net deferred tax amounts included in the accompanying combined balance sheet include the following amounts of deferred tax assets and liabilities:

          Deferred  tax  asset  -  non-current              $ 409,661
          Deferred  tax  liability  -  non-current                  -
          Less valuation allowance                           (409,661)
                                                            ---------

            Net  asset  -  non-current                      $       -
                                                            =========

The deferred tax asset resulted from a net operating loss carryforward for federal and state income tax purposes of approximately $1,000,000.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset, which may not be realized. For the year ended March 31, 2003, valuation allowance increased by $42,224.

NOTE  11  -  (PROVISION)  FOR  INCOME  TAXES

The  components  of  the  (provision)  for  income  taxes  are  as  follows:

                                                       2003        2002
                                                     --------  ----------
          Current  (Provision)
              Federal                                $     -   $       -
              State                                   (2,400)     (2,400)
                                                     -------   ---------

                                                     $(2,400)  $  (2,400)
                                                     =======   =========
          Deferred  (Provision)
              Federal                                $     -   $ (23,547)
              State                                        -           -
                                                     -------   ---------

                                                     $     -   $ (23,547)
                                                     =======   =========



                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  11  -  (PROVISION)  FOR  INCOME  TAXES  (CONTINUED)

III has a net operating loss carryforward of approximately $980,000 for federal tax purposes and approximately $490,000 for state tax purposes. For federal income tax purposes, the net operating loss carryforwards expire through 2023. For state income tax purposes, the net operating loss carryforwards expire through 2008.

NOTE  12  -  NET  INCOME  (LOSS)  PER  SHARE

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

                                                        2003            2002
                                                   -------------   -------------
          Combined  basic  net  income  (loss)     $   (376,491)   $   (425,307)
                                                   ============    ============

          Combined weighted average common
            shares outstanding                       11,741,931      10,606,590
                                                   ------------    ------------

          Basic net income (loss) per share        $     (0.032)   $      (0.04)
                                                   ============    ============

          Weighted average common
            shares outstanding                       11,741,931      10,606,590

          Dilutive stock options                            N/A             N/A
                                                   ------------    ------------

          Weighted  average  common  shares
            outstanding  for  purposes  of
            computing  diluted  net  income
            per  share                               11,741,931      10,606,590
                                                   ============    ============

          Dilutive  net  income  per  share        $     (0.032)   $      (0.04)
                                                   ============    ============

NOTE  13  -  STOCK  OPTIONS

The Company's 1996 stock option plan provides that incentive stock options and nonqualified stock options to purchase common stock may be granted to directors, officers, key employees, consultants, and subsidiaries with an exercise price of up to 110% of market price at the date of grant. Generally, options are exercisable one or two years from the date of grant and expire three to ten years from the date of grant. As of March 31, 2003, the maximum of 4 million shares was approved for issuance under the plan of which 2.33 million shares were available for future grants.

For  the  years  ended  March 31, 2003 and 2002, the Company granted no options.

In electing to follow APBO No. 25, "Accounting for Stock Issued to Employees," the Company recognizes no compensation expense related to employee stock options for the fiscal year ended March 31, 2003 and 2002, as no options are granted at a price below the market price on the date of grant.



                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  13  -  STOCK  OPTIONS  (CONTINUED)

Presented below is a summary of stock option plans' activities for the years shown:

                                                                     Weight-
                                                                     Average
                                                  Stock Options   Exercise Price
                                                  -------------   --------------
     Outstanding  at  March  31,  2000                1,672,242       0.282
       Granted                                                -           -
       Exercised                                              -           -
       Forfeited                                              -           -
       Expired                                                -           -
                                                      ---------      ------

     Outstanding  at  March  31,  2001                1,672,242       0.282
       Granted                                                -           -
       Exercised                                        (40,000)      0.108
       Forfeited                                        (20,000)      0.308
       Expired                                           (5,000)      0.109
                                                      ---------      ------

     Outstanding  at  March  31,  2002                1,607,242       0.280
       Granted                                                -           -
       Exercised                                              -           -
       Forfeited                                              -           -
       Expired                                         (450,000)      0.158
                                                      ---------      ------

     Outstanding  at  March  31,  2003                1,157,242       0.327
                                                      =========      ======

      Shares  exercisable  at  March  31,  2003       1,127,242       0.328
                                                      =========      ======

The 40,000 stock options exercised for the year ended March 31, 2002, were exercised at $0 price by two employees of III in lieu of a cash bonus.

Exercise prices for options outstanding as of March 31, 2003, range from $0.125 to $0.42. The following table summarizes information for options outstanding and exercisable at March 3, 2003:



                           Options Outstanding           Options Exercisable
                   ----------------------------------   ----------------------
                                             Weighted
                                 Weight-      Average                  Weight-
                      Stock      Average     Remaining      Stock      Average
Exercise             Options     Exercise   Contractual    Options    Exercise
Prices             Outstanding    Price        Life      Exercisable    Price
------------       -----------   --------   -----------  -----------  --------
$0.308-$0.314         947,242    0.311          .75.1       917,242    0.311
$0.4000-$0.4200       210,000    0.400         .5-1.5       210,000    0.400
                    ---------                             ---------

                    1,157,242                             1,127,242
                    ---------                             ---------

In electing to continue to follow APBO No. 25 for expense recognition purposes, III is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted since 1996, including if materially different from reported results, disclosure of pro forma net income and earnings per share had compensation expense relating to the fiscal years ended March 31, 2003 and 2002, grants been measured under the fair value recognition provisions of SFAS No. 123.


                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  13  -  STOCK  OPTIONS  (CONTINUED)

The weighted-average fair values at the date of grant for options granted during the fiscal years ended March 31, 2003 and 2002, were $0.

The weighted-average fair values, at date of grant for options granted, were either the same or higher than the market values during the fiscal years ended March 31, 2003 and 2002. The Company's net income and earnings per share will be the same as the pro forma net income and earnings per share; therefore, the Company's pro forma information had not been presented.

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

Information  regarding  EMC  is  as  follows:

                                  For the Quarter Ended    For the Year-To-Date Periods
                                         March 31,                Ended March 31,
                                 ----------------------   -----------------------------
                                    2003        2002            2003        2002
                                 ----------  ----------      ----------  ----------
     Net  Sales                  $  65,749   $ 118,745       $ 297,820   $ 801,289
     Costs  and  Expenses         (130,943)   (276,168)       (391,716)   (991,000)
                                 ---------   ---------       ---------   ---------
       (Loss) Before Income Taxes  (65,194)   (157,423)        (93,896)   (189,711)

     Income  Taxes                       -           -            (800)       (800)
                                 ---------   ---------       ---------   ---------

       Net  (Loss)               $ (65,194)  $(157,423)      $ (94,696)  $(190,511)
                                 =========   =========       =========   =========

                                         March 31,
                                 ----------------------
                                    2003        2002
                                 ----------  ----------
     Current  Assets             $  32,410   $  40,526
     Other  Assets                       -       1,850
                                 ---------   ---------

       Total  Assets             $  32,410   $  42,376
                                 =========   =========

     Current  Liabilities        $  60,833   $  98,903
     Long-Term  Liabilities        109,200           -
     Stockholders' Equity
       (Deficit)                  (137,623)    (56,527)
                                 ---------   ---------
       Total  Liabilities
         and Stockholders'
         Equity                  $  32,410   $  42,376
                                 =========   =========


                        See Accompanying Auditors' Report

             INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  15  -  SPIN-OFF  OF  MORRIS  &  ASSOCIATES,  INC.

In July 2002, III spun-off, on a pro-rata basis, M&A, its wholly owned subsidiary, to stockholders of record as of August 5, 2002. In accordance with APBO 23, paragraph 23, the spin-off has been accounted for on a historical basis, as a tax-free distribution. The Company has not requested or received a ruling from the Internal Revenue Service as to whether this distribution qualifies as a non-taxable transaction. Each stockholder of record at August 5, 2002, received a .048 share of M&A for each share of III.

The Company had an investment of $500 in its wholly owned subsidiary, M&A. In July 2002, the Company distributed its stock in M&A to the Company's stockholders as a stock dividend. The value of the distribution was based on the estimated fair market value of the Company.

Information  regarding  M&A  is  as  follows:

                                  For the Quarter Ended    For the Year-To-Date Periods
                                         March 31,                Ended March 31,
                                 ----------------------   -----------------------------
                                    2003        2002            2003        2002
                                 ----------  ----------      ----------  ----------
     Net  Sales                  $   1,728   $   3,677       $  11,775   $   17,620
     Costs  and  Expenses          (72,516)     (2,213)        (87,669)     (13,288)
                                 ---------   ---------       ---------   ---------
       Income  (Loss)  Before
         Income  Taxes             (70,788)      1,464         (75,894)       4,332

     Income  Taxes                       -        (800)           (800)        (800)
                                 ---------   ---------       ---------   ---------

       Income  Net  (Loss)       $ (70,788)  $     664       $ (76,694)  $    3,532
                                 =========   =========       =========   ==========

                                         March 31,
                                 ----------------------
                                    2003        2002
                                 ----------  ----------

     Current  Assets             $   1,394   $   4,384
     Other  Assets                       -       3,795
                                 ---------   ---------

       Total  Assets             $   1,394   $   8,179
                                 =========   =========

     Current  Liabilities        $  17,288   $   4,411
     Long-Term  Liabilities         60,300           -
     Stockholders' Equity
       (Deficit)                   (76,194)      3,768
                                 ---------   ---------

       Total  Liabilities and
         Stockholders'  Equity   $   1,394   $   8,179
                                 =========   =========

NOTE  16  -  BAD  DEBTS  EXPENSE,  NET  OF  FORGIVENESS

At  March  31,  2002,  bad  debts  expense  consists  of  the  following:

     Write-off of accounts receivable from AMC                $  76,472

     Debt  forgiveness  consists  of  write-off
     of  remaining  payable  to Athans  Magnetic
     Media  per  agreement                                      (19,409)
                                                              ---------

       Net  bad  debts  expense                               $  57,063
                                                              =========





                        See Accompanying Auditors' Report

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

     There have been no changes in or disagreements with our accountants during the past three years on accounting and financial disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2003, the directors' terms of office and the period each director has served are set forth in the following table:

Person                     Positions  and  Officers              Since   Expires
------                     ------------------------              -----   -------
George Morris, 64          Chairman of the Board of Directors -   1996     2004
                           Acting  President/CEO
                           Vice  President  Marketing

Roger  Casas,  54          Director                               1999     2004
                           Vice  President  Operations

Shirlene  Bradshaw,  64    Member of the Board of Directors       1999     2004
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

For  George  Morris

                                                                          Long  Term  Compensation
                                                                          ------------------------
                                                      Awards
                                             -------------------------
          Annual  Compensation                              Securities
-----------------------------------------                   ----------
                                                            Underlying         Payouts
                                                            ----------    ---------------
                              Other Annual   Restricted     Options/      LTIP       All  Other
                              ------------   ----------     ----------    -------    ------------
Year      Salary    Bonus     Compensation   Stock Awards   SARS          Payouts    Compensation
----      ------    -----     ------------   ------------   ----------    -------    ------------
2003      2,400       0            0              0             0           0              0
2002     13,800       0            0              0             0           0              0
2001     16,700       0            0              0             0           0              0


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

Stock  Options

     During the last three fiscal years, the officers and directors of Internet Infinity have received no Stock Options

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

     The table below sets forth, as of March 31, 2003 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

                                                              Percent  of
                                             Number           Outstanding
     Name  and  Address                    of  Shares           Shares
     --------------------------            ----------         -----------
     L&M  Media,  Inc.  (1)                 4,535,714           24.2
     663  the  Village
     Redondo  Beach,  CA  90277

     Apple  Realty,  Inc.  d/b/a
     Hollywood  Riviera  Studios  (1)       3,034,482           16.2
     663  the  Village
     Redondo  Beach,  CA  90277

     George  Morris,  Chairman/CEO          6,859,000           36.6
     663  the  Village
     Redondo  Beach,  CA  90277

     Roger  Casas,  Vice  President            32,000            (2)
     108  E.  228th  St
     Carson,  CA  90745

     Shirlene  Bradshaw,  Director             30,500            (2)
     1900  W.  Artesia  #38
     Gardena,  Ca  90745

     Officers  and  Directors
     as  a  group  (3  persons)            14,491,696           77.4
     -------------------------------

     (1) The shares owned of record by L&M Media, Inc. and Apple Realty, Inc. are under the control of George Morris.

     (2)     Less  than  1  percent.

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

Item  12.  Certain  Relationships  and  Related  Transactions.

     Our company is under the control of George Morris, who controls and is thereby the beneficial owner of 72.11 percent of all outstanding stock of Internet Infinity, Inc. He has an economic interest in 51.37 percent of all outstanding stock of Internet Infinity, Inc. The basis of his control and of his economic interest are set forth in the following table:

1.     George  Morris
       --------------

          a.     He  owns  51.00  percent  of  L&M  Media,  Inc.

                 i.     It  owns  24.2  percent  of  Internet  Infinity,  Inc.

          b.     He  owns  100  percent  of  Apple  Realty,  Inc.

                 i.     It  owns  16.2  percent  of  Internet  Infinity,  Inc.

          c.     He  owns  36.6  percent  of  Internet  Infinity,  Inc.

     Summary  of  George  Morris'  Interest
     --------------------------------------

               Economic  Interest               Beneficial  Interest
               ------------------               --------------------
       .51     x     .242     =     .123               .242
      1.00     x     .162     =     .162               .162
      1.00     x     .366     =     .366               .366
                                    ----               ----

                                    .651                .77

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

Internet  Infinity,  Inc.  and  Pac-Max  Corporation  Operating  Structure
--------------------------------------------------------------------------

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
                            Infinity,  Inc.*

          10.4        -     Fulfillment   Supply   Agreement   between  Internet
                            Infinity,  Inc.  and  Ingram  Book  Company**

          99          -     Certification of Chief Executive Officer pursuant to
                            18 U.S.C.  Section  1350,  as  adopted  pursuant  to
                            Section 906 of the Sarbanes-Oxley Act  of  2002.

          99.1        -     Certification of Chief Financial Officer pursuant to
                            18  U.S.C.  Section  1350,  as  adopted  pursuant to
                            Section 906 of the Sarbanes-Oxley Act  of  2002.

               *Previously  filed  with Form 10-SB 10-13-99; Commission File No.
                0-27633 incorporated  herein.

               **Previously  filed   with   Amendment  No.  2   to   Form  10-SB
               02-08-00; Commission  File No.  0-27633  incorporated  herein.

(b)     Reports  on  Form  8-K

        None.

Item  14.     Controls  and  Procedures

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

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation.

                                   SIGNATURES

     In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNET  INFINITY,  INC.



Date:  June  25,  2003              By/s/  George  Morris
                                      ------------------------------------------
                                      George  Morris,  Chief  Executive  Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  June  25,  2003              /s/George  Morris
                                    --------------------------------------------
                                       George Morris,  Chief Financial  Officer,
                                       Chief Executive  Officer,  and  Director



Date:  June  25,  2003              /s/Roger  Casas
                                    --------------------------------------------
                                    Roger  Casas,  Director



Date:  June  25,  2003              /s/Shirlene  Bradshaw
                                    --------------------------------------------
                                    Shirlene  Bradshaw,  Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  George Paul Morris, Chief Executive Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Internet Infinity, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  June  25,  2003                    /s/  George  Paul  Morris
                                          --------------------------------------
                                          George  Paul  Morris
                                          Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  George Paul Morris, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Internet Infinity, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b.   evaluated   the   effectiveness   of  the  registrant's  disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c.   presented   in   this   annual   report  our  conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  June  25,  2003                    /s/George  Paul  Morris
                                          --------------------------------------
                                          George  Paul  Morris
                                          Chief  Financial  Officer

                            INTERNET INFINITY, INC.
                          Commission File No. 0-27633

                                  FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003


                                INDEX TO EXHIBITS

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
                            Infinity,  Inc.*

          10.4        -     Fulfillment   Supply   Agreement   between  Internet
                            Infinity,  Inc.  and  Ingram  Book  Company**

          99          -     Certification of Chief Executive Officer pursuant to
                            18 U.S.C.  Section  1350,  as  adopted  pursuant  to
                            Section 906 of the Sarbanes-Oxley Act  of  2002.

          99.1        -     Certification of Chief Financial Officer pursuant to
                            18  U.S.C.  Section  1350,  as  adopted  pursuant to
                            Section 906 of the Sarbanes-Oxley Act  of  2002.

               *Previously  filed  with Form 10-SB 10-13-99; Commission File No.
                0-27633 incorporated  herein.

               **Previously  filed   with   Amendment  No.  2   to   Form  10-SB
               02-08-00; Commission  File No.  0-27633  incorporated  herein.