Form 10QSB
period 2003-06-30
INTERNET INFINITY INC
filed 2003-08-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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


                               413 Avenue G., # 1
                        Redondo Beach, California 90277
                             Telephone 310-318-2244
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

     As of August 13, 2003, there were 18,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                  CONSENSED COMBINED/CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                  (UNAUDITED)


                                     ASSETS

CURRENT  ASSETS
     Cash                                                           $     5,394
     Accounts  receivable,  net  of  allowance  for
       doubtful accounts of  $3,200                                      33,028
                                                                    -----------

     Total Current Assets                                                38,422
                                                                    -----------
PROPERTY  AND  EQUIPMENT,  at  cost
     Office equipment                                                    16,955
     Office furniture                                                    15,366
                                                                    -----------

                                                                         32,321
          Less  Accumulated  Depreciation                               (32,321)
                                                                    -----------

          Net Property and Equipment                                         --
                                                                    -----------

          Total Assets                                              $    38,422
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT  LIABILITIES
     Notes payable                                                  $    27,000
     Accounts payable and accrued expenses                               47,956
     Trade payable - related entities                                    53,244
     Note payable - related entity                                      409,548
     Accrued payroll                                                          -
     Sales tax payable                                                        -
     Interest payable                                                   113,138
     Income tax payable                                                   3,200
     Due to officer - current                                            36,000
                                                                    -----------

          Total Current Liabilities                                     690,086
                                                                    -----------

LONG-TERM  LIABILITIES
     Due to officer - non-current                                       157,271
                                                                    -----------

          Total Liabilities                                             847,357
                                                                    -----------

STOCKHOLDERS'  DEFICIT
     Preferred stock                                                         --
     Common stock                                                        39,219
     Paid-in capital                                                    739,051
     Accumulated  deficit                                            (1,587,205)
                                                                    -----------

          Total  Stockholders'  Deficit                                (808,935)
                                                                    -----------

          Total Liabilities and Stockholders' Deficit               $    38,422
                                                                    ===========



      See Accompanying notes to Unaudited Condensed Combined/Consolidated
                              Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
            CONSENSED COMBINED/CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     For the Three Month Periods
                                                           Ended June 30,
                                                     ---------------------------
                                                          2003          2002
                                                     -----------    -----------
NET REVENUE                                          $    75,699    $    72,057

COST OF REVENUE - PURCHASES                               48,503         47,531
                                                     -----------    -----------

          Gross Profit                                    27,196         24,526
                                                     -----------    -----------

OPERATING  EXPENSES
     Professional fees                                    20,665         20,637
     Salaries and related expenses                        14,910         26,981
     Consulting  fees  paid  to  related  party           75,408         45,900
     Other                                                14,159         18,193
                                                     -----------    -----------

          Total  Operating  Expenses                     125,142        111,711
                                                     -----------    -----------

          Loss Before Other Income (Expense) and
            Provision for Taxes                          (97,946)       (90,803)

OTHER  INCOME  (EXPENSE)
     Interest  income                                         --             --
     Interest expense                                     (8,575)        (7,924)
                                                     -----------    -----------

      Net Loss Before Provision for Taxes               (106,521)       (94,449)

(PROVISION)  FOR  INCOME  TAXES
     Current                                              (2,400)        (2,400)
                                                     -----------    -----------

          Net Loss                                   $  (108,921)   $   (97,509)
                                                     ===========    ===========

          Basic and diluted loss per common share    $     (.005)   $     (.009)
                                                     ===========    ===========

          Weighted  average  common
            shares  outstanding                       20,218,780     11,207,223
                                                     ===========    ===========


      See Accompanying notes to Unaudited Condensed Combined/Consolidated
                              Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
            CONSENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     For the Three Month Periods
                                                           Ended June 30,
                                                     ---------------------------
                                                          2003          2002
                                                     -----------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net  loss                                       $  (108,921)  $    (97,509)
     Adjustment  to  reconcile  net  loss  to
       cash  provided  by  (used  in)
       operating  activities:
          Decrease  in  allowance  for
            doubtful  accounts                                 -         (4,100)
          Increase  in  note  payable  related
            entity  issued for consulting fees            45,000         45,000
          Consulting  and  legal  fees  related
            to  stock  issued                                  -          1,000
          (Increase) decrease in accounts receivable      (5,365)        21,510
          Increase in interest payable                    83,058          4,112
          Increase  (decrease)  in  accounts payable     (18,478)           519
          Increase in accounts  payable  -
            related  company                              18,381          4,644
          Increase  (decrease)  in  income
            taxes  payable                                (1,978)         2,400
                                                     -----------   ------------
  Net  Cash  Flows  provided  by  (Used in)
    Operating Activities                                  11,697        (22,424)
                                                     -----------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

     Decrease in note receivable - related company             -          3,350
                                                     -----------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

     Increase (decrease) in due to officer               (35,245)        14,993
     Increase in due to affiliate                         17,700              -
                                                     -----------   ------------

          Net  Cash  Flows  Provided  by
            (used  in) Financing Activities              (17,545)       14,993
                                                     -----------   -----------

NET DECREASE IN CASH & CASH EQUIVALENTS                   (5,848)       (4,081)

CASH & CASH EQUIVALENTS - BEGINNING OF THE PERIOD         11,242         4,869
                                                     -----------   -----------

CASH & CASH EQUIVALENTS - END OF THE PERIOD          $       788   $       788
                                                     ===========   ===========

ADDITIONAL  DISCLOSURES:
     Cash  paid  during  the  period  for:
       Interest                                      $         -   $     7,924
                                                     ===========   ===========

       Income taxes                                  $         -   $         -
                                                     ===========   ===========





      See Accompanying notes to Unaudited Condensed Combined/Consolidated
                              Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
            CONSENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     For the Three Month Periods
                                                           Ended June 30,
                                                     ---------------------------
                                                          2003          2002
                                                     -----------   ------------
NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
  Reduction  of  unpaid  stock  subscription
    against  additional  paid-in
      Capital                                        $         -   $    385,417
                                                     ===========   ============

  Reduction  of  unpaid  stock  subscription
    against  note  payable - related  entity         $         -   $    111,404
                                                     ===========   ============

  Increase  in  note  payable  - related
    entity issued for consulting fees                $    45,000   $     45,000
                                                     ===========   ============

  Common  stock issued for consulting and
    legal fees                                       $         -   $      1,000
                                                     ===========   ============






















      See Accompanying notes to Unaudited Condensed Combined/Consolidated
                              Financial Statements

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
          NOTES TO CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed combined/consolidated financial statements have been prepared by Internet Infinity, Inc. and Subsidiary and Electronic Media Central Corporation (the Companies), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined/consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2003, and the results of operations and cash flows for the related interim periods ended June 30, 2003 and 2002. The results of operations for the three months ended are not necessarily indicative of the results that may be expected for the year ending March 31, 2004, or any other period.

The accounting policies followed by the Companies and other information are contained in the notes to the Companies' financial statements filed on March 31, 2003, as part of the annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
          NOTES TO CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  2  -  RECENT  PRONOUNCEMENTS

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
          NOTES TO CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying condensed combined/consolidated financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced significant losses and have a combined accumulated deficit of $1,587,205. At June 30, 2003, current liabilities significantly exceed current assets. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Companies will be able to complete their plans in the future at commercially reasonable terms, if at all, or that the Companies will be able to meet their future contractual obligations.

NOTE  4  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  5  -  STOCKHOLDERS'  DEFICIT

The following is an analysis of activities in the Stockholders' Deficit for the three months ended June 30, 2003:

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
          NOTES TO CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


      Internet Infinity and Subsidiary:

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.001 par value, 20,000,000
                          shares authorized           shares authorized         Additional
                                                                                  Paid-In    Accumulated
                        Shares         Amount        Shares         Amount        Capital      (Deficit)     Balance
                        ------         ------        ------         ------      ----------   -----------   ------------
Balance at
  March 31, 2003            --         $   --      18,718,780      $18,719       $735,451    $(1,240,367)    $(486,197)

Net loss                    --             --              --           --             --        (75,114)      (75,114)
                         -----         ------      ----------      -------       --------    -----------     ---------

Balance at
  June 30, 2003             --         $   --      18,718,780      $18,719       $735,451    $(1,315,481)    $(561,311)
                         =====         ======      ==========      =======       ========    ===========     =========


                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.001 par value, 20,000,000
                          shares authorized           shares authorized         Additional
                                                                                  Paid-In    Accumulated
                        Shares         Amount        Shares         Amount        Capital      (Deficit)     Balance
                        ------         ------        ------         ------      ----------   -----------   ------------
Balance at
  March 31, 2003            --         $   --         500,000      $   500       $     --    $   (76,694)    $ (76,194)

Net loss                    --             --              --           --             --        (19,556)    $ (19,556)
                         -----         ------      ----------      -------       --------    -----------     ---------

Balance at
  June 30, 2003             --         $   --         500,000      $   500       $     --    $   (96,250)    $ (95,750)
                         =====         ======      ==========      =======       ========    ===========     =========

     Electronic Media Central Corporation:

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.02 par value, 40,000,000
                          shares authorized           shares authorized         Additional
                                                                                  Paid-In    Accumulated
                        Shares         Amount        Shares         Amount        Capital      (Deficit)     Balance
                        ------         ------        ------         ------      ----------   -----------   ------------
Balance at
  March 31, 2003            --         $   --        1,000,000     $20,000       $  3,600    $  (161,223)    $(137,623)

Net loss                    --             --               --          --             --        (14,251)      (14,251)
                         -----         ------      ----------      -------       --------    -----------     ---------

Balance at
  June 30, 2003             --         $   --        1,000,000     $20,000       $     --    $  (175,474)    $(151,874)
                         =====         ======      ==========      =======       ========    ===========     =========


     Combined:

                                                                                Additional
                           Preferred Stock                Common Stock            Paid-In    Accumulated
                        ---------------------        ---------------------
                        Shares         Amount        Shares         Amount        Capital      (Deficit)     Balance
                        ------         ------        ------         ------      ----------   -----------   ------------
Balance at
  June 30, 2003             --         $   --       20,218,780     $39,219       $739,051    $(1,587,205)    $(808,935)
                         =====         ======      ==========      =======       ========    ===========     =========


NOTE  6  -  ELECTRONIC  MEDIA  CENTRAL  CORPORATION

Information  regarding  EMC  is  as  follows:

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
          NOTES TO CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                                     For the Three Month Periods
                                                           Ended June 30,
                                                     ---------------------------
                                                          2003          2002
                                                     -----------   ------------
Net Sales                                            $    74,575   $     69,765
Costs and Expenses                                       (88,026)       (82,090)
                                                     -----------   ------------

          Loss  Before Income Taxes                      (13,451)       (12,325)

Income taxes                                                (800)          (800)
                                                     -----------   ------------

          Net Income (Loss)                          $   (14,251)  $    (13,125)
                                                     ===========   ============


                                                            As at June 30,
                                                     ---------------------------
                                                          2003          2002
                                                     -----------   ------------

Current  Assets                                      $    32,316   $     23,370
Other Assets                                              12,384         21,248
                                                     -----------   ------------

          Total Assets                               $    44,700   $     44,618
                                                     ===========   ============

Current Liabilities                                  $    72,374   $     49,070
Long-Term Liabilities                                    124,200         64,200
Stockholders' Equity (Deficit)                          (151,874)       (68,652)
                                                     -----------   ------------
          Total  Liabilities  and
            Stockholders' Equity                     $    44,700   $     44,618
                                                     ===========   ============

NOTE  7  -  MORRIS  &  ASSOCIATES,  INC.

                                                      For the three month period
                                                         Ended June 30, 2003
                                                                 2003
                                                      --------------------------
     Net  Sales                                            $     1,456
     Costs  and  Expenses                                       20,212
          Loss  Before  Income  Taxes                          (18,756)
     Income  taxes                                                 800
                                                           -----------
          Net  Loss                                        $   (19,556)
                                                           ===========

                                                         As at June 30, 2003
                                                                 2003
                                                      --------------------------
     Current  Assets                                       $     1,327
       Other  Assets                                               500
                                                           -----------
          Total  Assets                                    $     1,827
                                                           ===========

       Current  Liabilities                                     91,309
       Long-Term  Liabilities                                        -
       Stockholders'  Equity  (Deficit)                        (89,482)
                                                           -----------
          Total Liabilities and Stockholders' Equity       $     1,827
                                                           ===========

                   INTERNET INFINITY, INC. AND SUBSIDIARY AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
          NOTES TO CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  8  -  EARNINGS  PER  SHARE

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

NOTE  9  -  RELATED  PARTY

The Company utilizes office space, telephone and utilities provided by AMC (a subsidiary of a Company owned 98% by George Morris) at an estimated fair market value of $2,250 per month.

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

Results of Operations - First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003

Sales

     Internet Infinity revenues for Q1 2004 were $75,699, a 0.5% increase in revenues from Q1 2003 of $72,057.

Cost  of  Sales

     Our cost of sales increased to $48,503 for Q1 2004 (64.1% of sales), as compared to $47,531 for Q1 2003 (66.0% of sales). This increase in the cost of sales of $972 is due to higher sales.

Gross  Margin

     The company's gross margin increased to $27,196 for Q1 2004 (35.9% of sales), from $24,526 for Q1 2003 (34.0% of sales). This increase of percentage of gross margin is attributable to a lower percentage cost of sales and a new supplier arrangement.

Operating  Expenses

     Operating expenses for Q1 2004 increased to $125,142 (165% of sales), from $111,711 (155.0% of sales), for Q1 2003. This increase in operating expenses is primarily due to a $13,431 increase for general operating expenses.

Net  Income  (Loss)

     The company had a net loss of $108,921 in Q1 2004 (144% of sales), as compared with a net loss of $97,509 in Q1 2003 (135.3% of sales). The cause for the change in net loss of $11,412 is discussed in the previous sections.

Balance  Sheet  Items

     Our cash position increased from $788 at June 30, 2002 (Q1 2003) by $4,606 to $5,394 at June 30, 2003 (Q1 2004).

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

    10.1  -     Master License and non-exclusive Distribution Agreement  between
                Internet Infinity, Inc. and Lord & Morris Productions, Inc.*

    10.2  -     Master  License  and  Exclusive  Distribution Agreement  between
                L&M  Media,  Inc.  and  Internet  Infinity,  Inc.*

    10.3  -     Master  License  and  Exclusive  Distribution Agreement  between
                Hollywood  Riviera  Studios  and  Internet  Infinity,  Inc.*

    10.4  -     Fulfillment Supply  Agreement  between  Internet Infinity,  Inc.
                and  Ingram  Book  Company**

    16    -     Letter  of  July 9, 2003 of  Caldwell, Becker, Dervin, Petrick &
                Co., L.L.P. agreeing with the  statements made  in the  Form 8-K filed on  July  9,  2003 by  Internet Infinity, Inc., concerning
                Internet  Infinity's    change    of    principal    independent
                accountants.***

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

      *Previously filed  with   Form  10-SB  10-13-99;   Commission   File   No.
       0-27633 incorporated  herein.

     **Previously  filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission
       File No.  0-27633  incorporated  herein.

    ***Previously  filed  with   Form  8-K 07-02-03; Commission File No. 0-27633
       incorporated  herein.


(a)     Forms  8-K

Form 8-K - July 2, 2003, filed July 10, 2003, reporting Item 4 - Changes in Registrant's Certifying Accountant; EDGAR Accession Number 0001060830-03-000143.



                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August  14,  2003               INTERNET  INFINITY,  INC.



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



Date:  August  14,  2003
                              /s/George  Paul  Morris
                              --------------------------------------------------
                              George  Paul  Morris
                              Chief  Executive  Officer

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



Date:  August  14,  2003

                                 /s/George  Paul  Morris
                                 -----------------------------------------------
                                 George  Paul  Morris
                                 Chief  Financial  Officer

                            INTERNET INFINITY, INC.
                          Commission File No. 0-27633

                                  FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

    10.1  -     Master License and non-exclusive Distribution Agreement  between
                Internet Infinity, Inc. and Lord & Morris Productions, Inc.*

    10.2  -     Master  License  and  Exclusive  Distribution Agreement  between
                L&M  Media,  Inc.  and  Internet  Infinity,  Inc.*

    10.3  -     Master  License  and  Exclusive  Distribution Agreement  between
                Hollywood  Riviera  Studios  and  Internet  Infinity,  Inc.*

    10.4  -     Fulfillment Supply  Agreement  between  Internet Infinity,  Inc.
                and  Ingram  Book  Company**

    16    -     Letter  of  July 9, 2003 of  Caldwell, Becker, Dervin, Petrick &
                Co., L.L.P. agreeing with the  statements made  in the  Form 8-K filed on  July  9,  2003 by  Internet Infinity, Inc., concerning
                Internet  Infinity's    change    of    principal    independent
                accountants.***

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

      *Previously filed  with   Form  10-SB  10-13-99;   Commission   File   No.
       0-27633 incorporated  herein.

     **Previously  filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission
       File No.  0-27633  incorporated  herein.

    ***Previously  filed  with   Form  8-K 07-02-03; Commission File No. 0-27633
       incorporated  herein.