Form 10QSB
period 2003-09-30
INTERNET INFINITY INC
filed 2003-11-19
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 14, 2003, there were 18,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page
                                                                            ----

Condensed  Combined  Balance  Sheet  September  30,  2003 (Unaudited)          3
Condensed  Combined  Statements  of  Operations  (Unaudited)
     for  the  Three  and  Six  Months  Ended  September  30,  2003
     and  2002                                                                 4
Condensed  Combined  Statements  of  Cash  Flows  (Unaudited)
     for  the  Six  Months  Ended  September  30,  2003 and 2002               5
Selected  Information  (Substantially  All  Disclosures  Required  by
     Generally  Accepted  Accounting  Principles  are  Not  Included)
     September  30,  2003  (Unaudited)                                         7

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        CONDENSED COMBINED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


                                     ASSETS

CURRENT  ASSETS
  Cash                                                             $      9,922
  Accounts  receivable,  net  of  allowance  for
    doubtful  accounts  of  $3,200                                       52,195
                                                                   ------------

        Total  Current  Assets                                           62,117
                                                                   ------------

PROPERTY  AND  EQUIPMENT,  at  cost
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
                                                                   ------------

        Net  Property  and  Equipment                                         -
                                                                   ------------

        Total  Assets                                              $     62,117
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES
  Notes  payable                                                   $     27,000
  Accounts  payable  and  accrued  expenses                              48,981
  Trade  payable  -  related  entities                                   35,560
  Note  payable  -  related  entity                                     477,703
  Sales  tax  payable                                                       346
  Interest  payable                                                     115,301
  Income  tax  payable                                                    3,200
  Due  to  officer  -  current                                           36,000
                                                                   ------------

        Total  Current  Liabilities                                     744,091
                                                                   ------------

LONG-TERM  LIABILITIES
  Due  to  officer  -  non-current                                      198,232
                                                                   ------------

        Total  Liabilities                                              942,323
                                                                   ------------

STOCKHOLDERS'  DEFICIT  (NOTE  4)
  Preferred  stock,  $.001  par  value,  10,000,000
    shares  authorized  none  outstanding                                     -
  Common  stock                                                          39,219
  Paid-in  capital                                                      739,051
  Accumulated  deficit                                               (1,658,476)
                                                                   ------------

        Total  Stockholders'  Deficit                                  (880,206)
                                                                   ------------

        Total  Liabilities  and Stockholders' Deficit              $     62,117
                                                                   ============


See Accompanying Selected Information to Unaudited Condensed Combined Financial
                                  Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

                       For the Three Month Periods   For the Six Month Periods
                            Ended September 30,         Ended September 30,
                      -------------  -------------  ------------  -------------
                            2003           2002          2003           2002
                      -------------  -------------  ------------  -------------
REVENUE               $      90,023  $      85,932  $    165,722  $     157,989

COST OF SALES -
  PURCHASES                  57,484         52,658       105,987        100,189
                      -------------  -------------  ------------  -------------

    Gross Profit             32,539         33,274        59,735         57,800
                      -------------  -------------  ------------  -------------

OPERATING  EXPENSES
  Professional  fees         12,387          4,971        33,052         25,609
  Salaries and related.
    expenses                 15,528         17,149        30,438         44,130
  Consulting fees paid
    to related party         48,570         60,600       123,978        106,500
  Other                      15,502         17,322        29,661         35,513
                      -------------  -------------  ------------  -------------
    Total Operating
      Expenses               91,987        100,042       217,129        211,752
                      -------------  -------------  ------------  -------------

    (Loss)  Before
      Other  Income
      and Provision
      for Taxes             (59,448)       (66,768)     (157,394)      (153,952)

OTHER  INCOME  (EXPENSE)
  Interest  income                -              -             -              -
  Interest  expense         (11,823)        (7,204)      (20,398)        (15,129)
                      -------------  -------------  ------------  -------------

    Net (Loss) Before
      Provision for
      Taxes                 (71,271)       (73,972)     (177,792)      (169,081)

(PROVISION) FOR
  INCOME  TAXES
  Current                         -              -        (2,400)        (2,400)
                      -------------  -------------  ------------  -------------

    Net (Loss)        $     (71,271) $     (73,972) $   (180,192) $    (171,481)
                      =============  =============  ============  =============

Basic and diluted
  (loss) per common
  share               $      (0.006) $      (0.006) $     (0.015) $      (0.015)
                      =============  =============  ============  =============

Weighted-average
  common  shares
  outstanding            20,218,780     11,731,657     20,218,780    11,731,657
                      =============  =============  ============  =============


See Accompanying Selected Information to Unaudited Condensed Combined Financial
                                  Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                                       For the Six Month Periods
                                                           Ended September 30,
                                                       -------------------------
                                                            2003         2002
                                                        -----------  -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net  loss                                             $ (180,192)  $ (171,481)
  Adjustment  to  reconcile  net  loss  to
    cash  used  by  operating  activities:
      Decrease in allowance for doubtful accounts                -       (4,100)
      Increase  in  note  payable  related  entity
        issued  for  consulting  fees                      105,000      105,600
      Consulting  and  legal  fees  related  to
        stock  issued                                            -        1,000
      Royalty  expense  used  against  upaid  stock
        subscription                                             -            -
      (Increase)  decrease  in  accounts  receivable       (24,532)       7,723
      Decrease  in  accrued  payroll                             -       (3,063)
      Increase  (decrease) in sales tax payable                346         (447)
      Increase  in  interest  payable                       85,221        7,289
      Increase  (decrease)  in  accounts  payable
        and  accrued  expenses                             (17,453)      13,477
      Increase in accounts payable - related company           697        8,592
      Increase (decrease) in income taxes payable           (1,978)       2,400
                                                        ----------   ----------

        Net Cash Flows Used by Operating Activities        (32,891)     (33,010)
                                                        ----------   ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Decrease in note receivable - related company             25,855        3,087
                                                        ----------   ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Increase in due to officer                                 5,716       26,123
                                                        ----------   ----------

NET  DECREASE  IN  CASH                                     (1,320)      (3,800)

CASH  AT  THE  BEGINNING  OF  THE  PERIODS                  11,242        4,869
                                                        ----------   ----------

CASH  AT THE END OF THE PERIODS                         $    9,922   $    1,069
                                                        ==========   ==========


See Accompanying Selected Information to Unaudited Condensed Combined Financial
                                  Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
            CONDENSED COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                                       For the Six Month Periods
                                                           Ended September 30,
                                                       -------------------------
                                                            2003         2002
                                                        -----------  -----------
ADDITIONAL  DISCLOSURES:
  Cash  paid  during  the  periods  for:
    Interest                                            $    15,000  $    1,320
                                                        ===========  ==========

    Income  taxes                                       $     4,378  $        -
                                                        ===========  ==========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
    Reduction  of  unpaid  stock  subscription
      against  additional paid-in  capital              $         -  $  385,417
                                                        ===========  ==========

    Reduction  of  unpaid  stock  subscription
      against  note  payable  -  related  entity        $         -  $  111,404
                                                        ===========  ==========

    Increase  in  note  payable  -  related
      entity  issued  for  consulting  fees             $   105,000  $  105,600
                                                        ===========  ==========

    Common stock issued for consulting and legal fees   $         -  $    1,000
                                                        ===========  ==========

    Stock dividend of Morris & Associates, Inc.
      shares  issued  to Internet  Infinity,  Inc.
      stockholders                                      $         -  $      500
                                                        ===========  ==========



See Accompanying Selected Information to Unaudited Condensed Combined Financial
                                  Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                               SEPTEMBER 30, 2003
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

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying condensed combined financial statements have been prepared by Internet Infinity, Inc. , Morris and Associates, Inc. and Electronic Media Central Corporation (the Companies), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2003, and the results of operations and cash flows for the related interim periods ended September 30, 2003 and 2002. The results of operations for the quarter and year-to-date periods ended are not necessarily indicative of the results that may be expected for the year ending March 31, 2004, or any other period.

The accounting policies followed by the Companies and other information are contained in Note 1 to the Companies' financial statements in the March 31, 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


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

Recent  Pronoucements

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003 The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

Reclassification

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


The accompanying condensed combined financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced significant losses and have a combined accumulated deficit of $1,658,476. At September 30, 2003, current liabilities significantly exceed current assets. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Companies will be able to complete their plans in the future at commercially reasonable terms, if at all, or that the Companies will be able to meet their future contractual obligations.

NOTE  4  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  5  -  STOCKHOLDERS'  DEFICIT

The following is an analysis of activities in the Stockholders' Deficit for the six months ended September 30, 2003:

     Internet Infinity and Subsidiary:

                           Preferred Stock               Common Stock
                     ---------------------------  ---------------------------
                     $.001 par value, 10,000,000  $.001 par value, 20,000,000
                          shares authorized            shares authorized        Additional
                                                                                  Paid-In    Accumulated
                        Shares         Amount        Shares         Amount        Capital     (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ------------  -------------
Balance at
  March 31, 2003            --          $  --      18,718,780      $ 18,719     $ 735,451    $(1,240,367)    $(486,197)

Net loss                    --             --              --            --            --       (133,177)     (133,177)
                          ----          -----      ----------      --------     ---------    -----------     ---------

Balance at
  September 30, 2003        --          $  --      18,718,780      $ 18,719     $ 735,451    $(1,373,544)    $(619,374)
                          ====          =====      ==========      ========     =========    ===========     =========

     Morris & Associates

                           Preferred Stock               Common Stock
                     ---------------------------  ---------------------------
                     $.001 par value, 10,000,000  $.001 par value, 20,000,000
                          shares authorized            shares authorized        Additional
                                                                                  Paid-In    Accumulated
                        Shares         Amount        Shares         Amount        Capital     (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ------------  -------------
Balance at
  March 31, 2003            --          $  --         500,000      $    500     $      --    $   (76,694)    $ (76,194)

Net loss                    --             --              --            --            --        (21,813)      (21,813)
                          ----          -----      ----------      --------     ---------    -----------     ---------

Balance at
  September 30, 2003        --          $  --         500,000      $    500     $      --    $   (98,507)    $ (98,007)
                          ====          =====      ==========      ========     =========    ===========     =========

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


     Electronic Media Central Corporation

                           Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.02 par value, 40,000,000
                          shares authorized            shares authorized        Additional
                                                                                  Paid-In    Accumulated
                        Shares         Amount        Shares         Amount        Capital     (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ------------  -------------
Balance at
  March 31, 2003            --          $  --       1,000,000      $ 20,000     $   3,600    $  (161,223)    $(137,623)

Net loss                    --             --              --            --            --        (25,202)      (25,202)
                          ----          -----      ----------      --------     ---------    -----------     ---------

Balance at
  September 30, 2003        --          $  --       1,000,000      $ 20,000     $      --    $  (186,425)    $(162,825)
                          ====          =====      ==========      ========     =========    ===========     =========


     Combined

                           Preferred Stock               Common Stock           Additional
                        ---------------------       ----------------------
                                                                                  Paid-In    Accumulated
                        Shares         Amount        Shares         Amount        Capital     (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ------------  -------------
Balance at
  September 30, 2003        --          $  --      20,218,780      $ 39,219     $ 739,051    $(1,658,476)    $(880,206)
                          ====          =====      ==========      ========     =========    ===========     =========


NOTE  6  -  ELECTRONIC MEDIA CENTRAL CORPORATION

Information regarding EMC is as follows:

                                                         For the Six-Month Periods
                                                             Ended September 30,
                                                             2003         2002
                                                         -----------  -----------
Net Sales                                                   162,344      149,492
Costs and Expenses                                       $ (186,746)  $ (166,867)
                                                         ----------   ----------
      Loss  Before  Income  taxes                           (24,402)     (17,375)
      Income taxes                                             (800)        (800)
                                                         ----------   ----------
      Net Income (Loss)                                  $  (25,202)  $  (18,175)
                                                         ==========   ==========

                                                        At September
                                                          30, 2003
                                                        ------------
Current Assets                                           $   56,101
Other Assets                                                 23,601
                                                         ----------
        Total Assets                                     $   79,702
                                                         ==========
Current Liabilities                                      $  103,327
Long-Term Liabilities                                       139,200
Stockholders' Equity (Deficit)                             (162,825)
                                                         ----------
        Total  Liabilities  and
          Stockholders' Equity                           $  79,702
                                                         =========

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


NOTE  7  -  MORRIS & ASSOCIATES, INC.

                                                        For the Six month Periods
                                                           Ended September 30,
                                                            2003         2002
                                                         ----------  -----------
     Net  Sales                                          $   2,521    $   7,022
     Costs and Expenses                                    (23,534)     (27,812)
                                                         ---------    ---------
         Income  (Loss)  Before  Income  Taxes             (21,013)     (20,790)

     Income taxes                                             (800)        (800)
                                                         ---------    ---------

         Net  (Loss)                                     $ (21,813)   $ (21,590)
                                                         =========    =========

                                                        At September
                                                          30, 2003
                                                        ------------
     Current  Assets                                     $   2,467
     Other  Assets                                           1,070
                                                         ---------

        Total  Assets                                    $   3,537
                                                         =========

     Current  Liabilities                                    2,535
     Long-Term Liabilities                                  91,941
     Stockholders'  Equity  (Deficit)                      (90,939)
                                                         ---------
        Total  Liabilities  and
          Stockholders'  Equity                          $   3,537
                                                         =========

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

The Company utilizes office space, telephone and utilities provided by a related party at an estimated fair market value of $2,775 per month.

III pays $15,000 per quarter, M&A pays $15,000 per quarter and EMC pays $15,000 per quarter to Apple Realty Inc. for consulting fees. Apple Realty, Inc. is 100% owned by George Morris. At September 30, 2003, accrued liabilities of $45,000, $30,000 and $30,000, respectively, are included in note payable-related party long-term and current.

NOTE  9  -  STOCK  DIVIDEND

The Company had an investment of $500 in its wholly owned subsidiary, M&A. In 2002, the Company distributed its stock in M&A to the Company's stockholders as a stock dividend.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


The value of the distribution was based on the estimated fair market value of the Company.

NOTE  10-  CONCENTRATION  OF  CREDIT  RISK

For the fiscal period ended September 30, 2003, the Company has one vendor who represents 100% of total purchases. The payable balance due to this vendor was $35,560 at September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Second  Quarter 2004 Compared to Second Quarter 2003
--------------------------------------------------------------------------------

Sales

     Internet Infinity revenues for Q2 2004 were $90,023, a $4,091 or 4.8% increase in revenues from Q2 2003 of $85,932. The increase in sales was attributable to sales efforts and normal variance.

Cost  of  Sales

     Our cost of sales increased to $57,484 for Q2 2004, or 63.9% of sales, as compared with $52,658 for Q2 2003, or 61.3% of sales. This $4,826 increase and
2.6 percentage increase in the cost of sales is due primarily to increased costs from supplier and increased sales.

Gross  Margin

     Our gross margin decreased to 36.1% of sales in Q2 2004 ($32,539) from 38.7% of sales in Q2 2003 ($33,274). This 2.6% decrease is attributable to increased sales offsetting increased supplier cost.

Operating  Expenses

     Operating expenses for Q2 2004 decreased to $91,987, or 102% of sales, from $100,042 or 116.4% of sales, for Q2 2003. This decrease of $8,055 and 14.4 percentage decrease in operating expenses is primarily due to a decrease in consulting fees and insurance expense.

Net  Income  (Loss)

     We had a net loss of $71,271 in Q2 2004, or 79.2% of sales, as compared with a net loss of $73,972 in Q2 2003, or 86.1% of sales. The decrease in net income of $2,701 is discussed in the previous sections.

Results of Operations - First Half of Fiscal Year 2004 Compared to First Half of
--------------------------------------------------------------------------------
Fiscal  Year  2003
------------------

Sales

     Internet Infinity revenues for the first half of FY 2004 were $165,722, a $7,733 or 4.9% increase in revenues from $157,989 in the first half of FY 2003. The increase in sales was attributable to sales efforts and normal variance.

Cost  of  Sales

     Our cost of sales increased to $105,987 for the first half of FY 2004, or 64% of sales, as compared with $100,189 for the first half of FY 2003, or 63.4% of sales. This 0.6 percentage increase in the cost of sales is due to increased costs from supplier and increased sales.

Gross  Margin

     Our gross margin decreased to 36% of sales in the first half of FY 2004 ($59,735) from 36.6% of sales in the first half of FY 2003 ($57,800). This 0.6 percentage decrease is attributable to the reasons stated above under "Cost of Sales."

Operating  Expenses

     Operating expenses for the first half of FY 2004 increased to $217,129 or 131% of sales, from $211,752, or 134.0% of sales, for the first half of FY 2003. This 3 percentage increase in operating expenses is primarily due to an increase in consulting, legal and accounting fees.

Net  Income  (Loss)

     We had a net loss of $180,192 in the first half of FY 2004, or 109% of sales, as compared with a net loss of $171,481 in the first half of FY 2003, or 34.0% of sales. The cause of the increase in the net loss of $8,711 is discussed in the previous sections.

Financial  Conditions

     At September 30, 2003 we had a working capital deficit of $681,974 consisting of current assets totaling $62,117 and current liabilities totaling $744,091. The September 30, 2003 working capital deficit increased by $498,948 as compared to the September 30, 2002 working capital deficit balance of $183,026. The increase in the working capital deficit was due to a $445,751 increase in officer loans and an increase of $94,149 in interest payable for the period ended September 30, 2003. During the six months ended September 30, 2003, we used cash of only $1,302 as compared to $3,800 in cash used during the six months ended September 30, 2002. We used $32,891 in operating activities, which was due to a net loss for the six months ended September 30, 2003 of

$180,192, offset by non-cash expenses of $105,000 in notes payable to a related entity for consulting charges, an increase in accounts payable and accrued liabilities of $24,532, and an increase of $85,221 in interest payable.

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

          31          -     Certification of Chief Executive Officer pursuant to
                            18  U.S.C.  Section  1350,  as  adopted  pursuant to
                            Section 302 of the Sarbanes-Oxley Act  of  2002.

          31.1        -     Certification  of  Chief Financial Officer  pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32          -     Certification of Chief Executive Officer pursuant to
                            18  U.S.C.  Section 1350,  as  adopted  pursuant  to
                            Section 906 of the Sarbanes-Oxley Act  of  2002.

          32.1        -     Certification  of  Chief Financial Officer  pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.

     **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.

     ***Previously filed with Form 8-K 07-02-03; Commission File No. 000-32345 incorporated herein.


(b)  Forms  8-K

     None


                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November  19,  2003            INTERNET  INFINITY,  INC.


                                       By:/s/  George  Morris
                                          --------------------------------------
                                          George  Morris,  President  and  Chief
                                            Executive  Officer

                            INTERNET INFINITY, INC.
                          Commission File No. 0-27633

                                  FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

          31          -     Certification of Chief Executive Officer pursuant to
                            18  U.S.C.  Section  1350,  as  adopted  pursuant to
                            Section 302 of the Sarbanes-Oxley Act  of  2002.

          31.1        -     Certification  of  Chief Financial Officer  pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32          -     Certification of Chief Executive Officer pursuant to
                            18  U.S.C.  Section 1350,  as  adopted  pursuant  to
                            Section 906 of the Sarbanes-Oxley Act  of  2002.

          32.1        -     Certification  of  Chief Financial Officer  pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.

     **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.

     ***Previously filed with Form 8-K 07-02-03; Commission File No. 000-32345 incorporated herein.