Form 10QSB
period 2003-12-31
INTERNET INFINITY INC
filed 2004-02-17
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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

                                413 Avenue G, #1
                            Redondo Beach, CA 90277
                             Telephone 310-318-2244
                              ---------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]   No  [ ]

     As of February 16, 2004, there were 11,768,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.    Financial  Statements

                                                                            Page
                                                                            ----

Condensed  Combined  Balance  Sheet  December  31,  2003  (Unaudited)          3
Condensed  Combined  Statements  of  Operations  (Unaudited)
     for  the  Three  and  Nine  Months  Ended  December  31,  2003
     and  2002                                             4
Condensed  Combined  Statements  of  Cash  Flows  (Unaudited)
     for  the  Nine  Months  Ended  December  31,  2003 and 2002               5
Selected  Information  (Substantially  All  Disclosures  Required  by
     Generally  Accepted  Accounting  Principles  are  Not  Included)
     December  31,  2003  (Unaudited)                                          7

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        CONDENSED COMBINED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

CURRENT  ASSETS
     Cash                                                           $     2,784
     Accounts  receivable,  net  of  allowance
       for  doubtful  accounts  of  $3,200                               30,247
                                                                    -----------

          Total  Current  Assets                                         33,031
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
                                                                    -----------

                                                                         32,321
          Less  Accumulated  Depreciation                               (32,321)
                                                                    -----------

          Net  Property  and  Equipment                                       -
                                                                    -----------

          Total  Assets                                             $    33,031
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
     Notes  payable                                                 $    27,000
     Accounts  payable  and  accrued  expenses                           47,159
     Trade  payable  -  related  entities                                16,062
     Note  payable  -  related  entity                                  480,103
     Sales  tax  payable                                                  1,684
     Interest  payable                                                  115,475
     Income  tax  payable                                                 3,200
     Due  to  officer  -  current                                        36,000
                                                                    -----------

          Total  Current Liabilities                                    726,683
                                                                    -----------

LONG-TERM  LIABILITIES
     Due  to  officer  -  non-current                                   167,471
                                                                    -----------

          Total  Liabilities                                            894,154
                                                                    -----------

STOCKHOLDERS'  DEFICIT
     Preferred  stock, $.001 par value, 10,000,000
       shares authorized, none outstanding                                    -
     Common  stock                                                       39,220
     Paid-in  capital                                                   739,051
     Accumulated  (deficit)                                          (1,639,394)
                                                                    -----------

          Total  Stockholders'  Equity  (Deficit)                      (861,123)
                                                                    -----------

          Total Liabilities and Stockholders' Deficit               $    33,031
                                                                    ===========

          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        For the 3-Month Periods       For the 9-Month Periods
                                           Ended December 31,            Ended December 31,
                                          2003           2002           2003          2002
                                      ------------   ------------   ------------   -------------
REVENUE                               $     86,658   $     86,665   $    252,380   $     244,654

COST  OF  SALES  -  PURCHASES               53,902         55,894        159,889         156,083
                                      ------------   ------------   ------------   -------------
          Gross  Profit                     32,756         30,771         92,491          88,571
                                      ------------   ------------   ------------   -------------

OPERATING  EXPENSES
     Professional  fees                      7,837          9,167         40,889          34,776
     Salaries and related expenses          15,903         13,314         46,341          57,444
     Consulting fees paid to
       related party                        (3,378)        31,800        120,600         138,300
     Other                                  10,478         18,906         40,139          54,419
                                      ------------   ------------   ------------   -------------

          Total  Operating  Expenses        30,840         73,187        247,969         284,939
                                      ------------   ------------   ------------   -------------

          Income (Loss) Before Other
            Income and Provision
            for Taxes                        1,916        (42,416)      (155,478)       (196,368)

OTHER  INCOME  (EXPENSE)
     Gain on settlement of debt -
       related party                        30,000                        30,000
     Interest  income                            -              -              -              -
     Interest  expense                     (12,834)        (8,390)       (33,232)        (23,519)
                                      ------------   ------------   ------------   -------------
          Total other income
            (expense)                       17,166         (8,390)        (3,232)        (23,519)
                                      ------------   ------------   ------------   -------------

          Net Income (Loss) Before
            Provision for  Taxes            19,082        (50,806)      (158,710)       (219,887)

(PROVISION)  FOR  INCOME  TAXES
     Current                                     -              -         (2,400)         (2,400)
                                      ------------   ------------   ------------   -------------

          Net Income (Loss)           $     19,082   $   (50,806)   $   (161,110)  $    (222,287)
                                     =============   ===========    ============   =============

Basic and diluted income (loss) per
  common  share                       $      0.001   $    (0.004)  $      (0.08)  $      (0.019)
                                      ============   ===========   ============   =============

Weighted-average  common
  shares  outstanding                   20,218,750    11,744,259     20,218,780      11,744,259
                                      ============   ============   ============   ============


          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          For the Nine-Month Periods Ended
                                                                    December 31,
                                                             --------------------------
                                                                2003            2002
                                                             ------------  ------------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
     Net  (loss)                                             $  (161,110)  $  (222,287)
     Adjustment  to  reconcile  net  loss  to
     cash used by  operating  activities:
       Increase in allowance for doubtful accounts                     -           200
       Increase in note payable related entity
         issued  for consulting fees                             105,000       137,400
       Consulting  and  legal  fees  related  to
         stock  issued                                                 -         1,000
       Royalty expense used against upaid
         stock subscription                                            -             -
       Gain on settlement of debt - related party                (30,000)            -
       (Increase) decrease in accounts receivable                (24,532)        8,425
       Decrease  in  accrued  payroll                                  -        (3,063)
       Increase (decrease) in  sales  tax  payable                   346           312
       Increase  in  interest  payable                            85,221        11,520
       Increase (decrease) in accounts payable
         and accrued expenses                                    (13,673)        8,839
       Increase in accounts payable -  related  company              697         4,297
       Increase (decrease) in  income  taxes  payable             (1,978)        2,400
                                                             -----------   -----------
            Net Cash Flows Used by Operating Activities          (40,029)      (50,957)
                                                             -----------   -----------

CASH  FLOWS  PROVIDED  (USED)  BY  INVESTING  ACTIVITIES:
     Decrease in note receivable - related company                25,855         3,350
                                                             -----------   -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
     Increase  in  due  to  officer                                 5,716       49,635
                                                             -----------   -----------

NET  INCREASE  (DECREASE)  IN  CASH                               (8,458)        2,028

CASH  AT  THE  BEGINNING  OF  THE  PERIODS                        11,242         4,869
                                                             -----------   -----------

CASH  AT  THE END OF THE PERIODS                             $     2,784   $     6,897
                                                             ===========   ===========

          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
            CONDENSED COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                          For the Nine-Month Periods Ended
                                                                    December 31,
                                                             --------------------------
                                                                 2003           2002
                                                             ------------  ------------
ADDITIONAL  DISCLOSURES:
     Cash  paid  during  the  periods  for:
       Interest                                              $    15,000   $     1,980
                                                             ===========   ===========

       Income  taxes                                         $     4,378   $         -
                                                             ===========   ===========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
     Reduction of unpaid stock subscription against
       additional paid-in  capital                           $         -   $   385,417
                                                             ===========   ===========

     Reduction of unpaid stock subscription against
       note  payable - related  entity                       $         -   $   111,404
                                                             ===========   ===========

     Increase in note payable - related entity
       issued  for  consulting fees                          $   105,000   $   137,400
                                                             ===========   ===========

     Common stock issued for consulting and legal fees       $         -   $     1,000
                                                             ===========   ===========

     Stock  dividend  of  Morris  &  Associates,  Inc.
       shares issued to Internet Infinity, Inc.
       stockholders                                          $         -   $       500
                                                             ===========   ===========



          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                                DECEMBER 31, 2003
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

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying condensed combined financial statements have been prepared by Internet Infinity, Inc. , Morris and Associates, Inc. and Electronic Media Central Corporation (the Companies), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2003, and the results of operations and cash flows for the related interim periods ended December 31, 2003 and 2002. The results of operations for the quarter and year-to-date periods ended are not necessarily indicative of the results that may be expected for the year ending March 31, 2004, or any other period.

The accounting policies followed by the Companies and other information are contained in Note 1 to the Companies' financial statements in the March 31, 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                                DECEMBER 31, 2003
                                  (UNAUDITED)


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

Recent  Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

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

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                                DECEMBER 31, 2003
                                  (UNAUDITED)


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

NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying condensed combined financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced significant losses and have a combined accumulated deficit of $1,639,394. At December 31, 2003, current liabilities significantly exceed current assets. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Companies will be able to complete their plans in the future at commercially reasonable terms, if at all, or that the Companies will be able to meet their future contractual obligations.

NOTE  4  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  5  -  STOCKHOLDERS'  DEFICIT

The following is an analysis of activities in the Stockholders' Deficit for the nine months ended December 31, 2003:

     Internet  Infinity and Subsidiary:

                      Preferred Stock              Common Stock
               ---------------------------  ---------------------------
               $.001 par value, 10,000,000  $.001 par value, 20,000,000
                    shares authorized            shares authorized       Additional
                                                                           Paid in     Accumulated
                 Shares        Amount          Shares          Amount      Capital      (Deficit)       Balance
                 ------        ------        ----------      ----------  ----------    ------------   ------------
Balance  at
  March 31, 2003     -        $     -       18,718,780      $   18,720   $  735,451    $(1,240,367)    $(486,196)

  Net loss           -              -                -               -            -       (135,660)     (135,660)
                 ------        ------       ----------      ----------   ----------    ------------    ---------

Balance  at
  December 31,
  2003               -        $     -       18,718,780     $    18,720   $  735,451    $(1,376,027)    $(621,856)
                  =====       =======       ==========     ===========   ==========    ===========     =========

     Morris & Associates:

                      Preferred Stock              Common Stock
               ---------------------------  ---------------------------
               $.001 par value, 10,000,000  $.001 par value, 20,000,000
                    shares authorized            shares authorized       Additional
                                                                           Paid in     Accumulated
                 Shares        Amount          Shares          Amount      Capital      (Deficit)       Balance
                 ------        ------        ----------      ----------  ----------    ------------   ------------
Balance  at
  March 31, 2003     -        $     -          500,000      $      500   $        -    $   (76,694)    $ (76,194)

Net  (loss)          -              -                -               -            -        (38,389)      (38,389)
                 ------        ------          -------      ----------   ----------    -----------     ---------
Balance  at
  December 31,
  2003               -        $     -          500,000      $      500   $        -    $  (115,083)    $(114,583)
                 ======       =======          =======      ==========   ==========    ===========     =========

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                                DECEMBER 31, 2003
                                  (UNAUDITED)


       Electronic  Media  Central  Corporation:

                      Preferred Stock              Common Stock
               ---------------------------  ---------------------------
               $.001 par value, 10,000,000   $.02 par value, 40,000,000
                    shares authorized            shares authorized       Additional
                                                                           Paid in     Accumulated
                 Shares        Amount          Shares          Amount      Capital      (Deficit)       Balance
                 ------        ------        ----------      ----------  ----------    ------------   ------------
Balance  at
  March 31, 2003     -        $     -        1,000,000      $   20,000   $    3,600    $ (161,223)     $(137,623)

Net loss             -              -                -               -            -        12,939         12,939
                 ------       -------       ----------      ----------   -----------   ----------      ---------
Balance  at
  December 31,
  2003               -        $    -         1,000,000      $   20,000   $    3,600    $ (148,284)      $(124,684)
                 ======       =======        =======          ========   ==========    ==========       =========


     Combined:

                      Preferred Stock              Common Stock          Additional
               ---------------------------  ---------------------------    Paid in     Accumulated
                 Shares        Amount          Shares          Amount      Capital      (Deficit)       Balance
                 ------        ------        ----------      ----------  ----------    ------------   ------------
Balance  at
  December 31,
  2003               -        $    -        20,218,780      $   39,220   $   739,051   $(1,639,394)    $(861,123)
                 ======       ======        ==========      ==========   ===========   ===========     =========

NOTE  6  -  ELECTRONIC  MEDIA  CENTRAL  CORPORATION

Information  regarding  EMC  is  as  follows:

                                                      For The Nine-Month Periods
                                                          Ended December 31,
                                                      --------------------------
                                                           2003          2002
                                                        ----------    ----------
Net Sales                                                 247,125       232,071
Costs and Expenses                                      $(233,386)    $(260,773)
                                                        ---------     ---------

      Income  (loss)  Before  Income taxes                 13,739       (28,702)

Income taxes                                                 (800)         (800)
                                                        ---------     ---------

      Net Income (loss)                                 $  12,939     $ (29,502)
                                                        =========     =========

                                                       At December
                                                        31, 2003
                                                       -----------
Current Assets                                          $  30,899
Other Assets                                               42,221
                                                        ---------

      Total Assets                                      $  73,120
                                                        =========

Current Liabilities                                     $  88,604
Long-Term Liabilities                                     109,200
Stockholders' Equity (Deficit)                           (124,684)
                                                        ---------
      Total  Liabilities  and
        Stockholders' Equity                            $  73,120
                                                        =========

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                                DECEMBER 31, 2003
                                  (UNAUDITED)


NOTE 7 - MORRIS & ASSOCIATES, INC.

                                                      For The Nine-Month Periods
                                                          Ended December 31,
                                                      --------------------------
                                                           2003          2002
                                                        ----------    ----------
Net Sales                                               $   3,733     $  10,047
Costs and Expenses                                        (41,322)      (15,153)
                                                        ---------     ---------

      Income (Loss) Before Income Taxes                   (37,589)       (5,106)

Income taxes                                                 (800)         (800)
                                                        ---------     ---------

      Net (Loss)                                        $ (38,389)    $  (5,906)
                                                        =========     =========

                                                       At December
                                                        31, 2003
                                                       -----------

Current Assets                                          $   1,578
Other Assets                                                3,510
                                                        ---------

      Total Assets                                      $   5,088
                                                        =========

Current Liabilities                                         4,069
Long-Term Liabilities                                     109,334
Stockholders' Equity (Deficit)                           (108,315)
                                                        ---------

      Total Liabilities and Stockholders' Equity        $   5,088
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

III pays $15,000 per quarter and M&A pays $15,000 per quarter to Apple Realty Inc. for consulting fees. Apple Realty, Inc. is 100% owned by George Morris. At December 31, 2003, accrued liabilities of $60,000 and $45,000, respectively, are included in note payable-related party long-term and current.

For the six month period ended September 30, 2003, $30,000 in consulting fees was accrued as payable to Apple Realty, Inc. by EMC. Per an agreement between EMC and Apple Realty, Inc., the consulting arrangement was terminated effective,

            INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC., AND
                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
                                DECEMBER 31, 2003
                                  (UNAUDITED)


September 30, 2003 and an amount of $30,000 was written off from the outstanding balance owed to Apple Realty, Inc. The amount written off ($30,000) has been reflected as gain on settlement of debt in the accompanying financial statements.

NOTE  9  -  STOCK  DIVIDEND

The Company had an investment of $500 in its wholly owned subsidiary, M&A. In 2002, the Company distributed its stock in M&A to the Company's stockholders as a stock dividend.

The value of the distribution was based on the estimated fair market value of the Company.

NOTE  10-  CONCENTRATION  OF  CREDIT  RISK

For the fiscal period ended December 31, 2003, the Company has one vendor who represents 100% of total purchases. The payable balance due to this vendor was $16,062 at December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Third  Quarter  2004  Compared to Third Quarter 2003
--------------------------------------------------------------------------------

Sales

     Internet Infinity revenues for Q3 2003 were $86,658, which is virtually even with revenues for Q2 2003 of $86,665.

Cost  of  Sales

     Our cost of sales decreased by $1,992 to $53,902 for Q2 2004, or 62.2% of sales, down from $55,894 for Q2 2003, or 64.5% of sales. This 2.3% decrease in the cost of sales is due primarily to customer acceptance of higher bid prices on orders.

Gross  Margin

     Our gross margin increased to $32,756 for Q3 2004, or 37.8% of sales, from $30,771 for Q3 2003, or 35.5% of sales. This 2.3% increase is attributable to customer acceptance of higher bid prices on orders.

Operating  Expenses

     Operating expenses for Q3 2004 decreased to $30,840 or 35.6% of sales, from the $73,187 or 84.4% of sales, for Q3 2003. This decrease of $42,347 and 48.8% in operating expenses for Q3 2004 from Q3 2003 is primarily due to the elimination of a $15,000 quarterly consulting fee normally paid by Electronic Media Central Corporation to Apple Realty, Inc. dba Morris & Associates, a company owned 100% by George Morris and other current period reductions of professional fees and operating overhead.

Net  Income  (Loss)

     The company had net income of $19,082 in Q3 2004, or 22% of sales, as compared with a net loss of $50,806 in Q3 2003, or 58.6% of sales. The net income for Q3 2004 instead of the net loss experienced in Q3 2003 is primarily the result of the elimination of a $15,000 quarterly consulting fee normally paid by Electronic Media Central Corporation to Apple Realty, Inc. dba Morris & Associates, a company owned 100% by George Morris, a $30,000 write-off of prior periods accrued consulting expense owed to Apple Realty, Inc. and other current period reductions of professional fees and operating overhead.

Balance  Sheet  Items

     The  company  cash  position decreased from $6,897 at December 31, 2002 (Q3
2003) by $4,113 to $2,784 at December 31, 2003. Accounts receivable from non-affiliates decreased from $33,030 at December 31, 2002 (Q3 2003) by $2,783 to $30,247 at December 31, 2003 (Q3 2004).

Results  of Operations - First Nine Months of Fiscal Year 2004 Compared to First
--------------------------------------------------------------------------------
Nine  Months  of  Fiscal  Year  2003
------------------------------------

Sales

     Internet Infinity revenues for the first nine months of FY 2004 were $252,380, a 3.2% increase in revenues from the first nine months of FY 2003 of $244,654. The $7,726 increase in sales was attributable to an uncontrollable fluctuation in sales.

Cost  of  Sales

     Our cost of sales increased to $159,889 for the first nine months of FY 2004, or 63.4% of sales, from $156,083 for the first nine months of FY 2003, or 63.8% of sales. This $3,806 increase in the cost of sales is due to the increase in sales.

Gross  Margin

     Our gross margin increased to $92,491 for the first nine months of FY 2004, or 36.6% of sales, from $88,571 for the first nine months of FY 2003, or 36.2% of sales. This $3,920 increase is attributable to the increase in sales.

Operating  Expenses

     Operating expenses for the first nine months of FY 2004 decreased to $247,969 or 98.3% of sales, from $284,939 or 116.5% of sales, for the first nine months of FY 2003. This decrease in operating expenses is primarily due to the elimination of a $15,000 quarterly consulting fee normally paid by Electronic Media Central Corporation to Apple Realty, Inc. dba Morris & Associates, a company owned 100% by George Morris and other current period reductions of professional fees and operating overhead.

Net  Income  (Loss)

     The company had a net loss of $161,110 in the first nine months of FY 2004 or 63.8% of sales, as compared with a net loss of $222,287 in the first nine months of FY 2003 or 90.9% of sales. The decrease in net loss of $61,177 is discussed in the previous section.

Financial  Conditions

     At December 31, 2003 the company had negative working capital of ($693,652), consisting of current assets totaling $33,031 and current liabilities totaling $726,683. The negative in the working capital was mainly due to cash used to fund the $161,110 net loss during the nine months ended December 31, 2003. During the nine months ended December 31, 2003, the company had a net decrease in cash of $8,458 as compared to the $2,028 increase in cash used the first nine months ended December 31, 2002. The company used $40,029 in operating activities for the nine months ended December 31, 2003 as compared to $50,957 for the nine months ended 2002. The company increased cash of $25,855 for investing activities for the nine months ended December 31, 2003 as compared to $3,350 for the nine months ended December 31, 2002. The company provided cash of $5,716 for nine months ended December 31, 2003 as compared to $49,635 for the nine months ended 2002 primarily from an increase in officer payable.

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

Dated:  February  17,  2004               INTERNET  INFINITY,  INC.


                                          By:/s/  George  Morris
                                             -----------------------------------
                                             George Morris, President and Chief
                                               Executive  Officer

                            INTERNET INFINITY, INC.
                          Commission File No. 0-27633

                                  FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003


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