Form 10KSB
period 2004-03-31
INTERNET INFINITY INC
filed 2004-07-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-27633

INTERNET INFINITY, INC.
(Name of small business issuer in its charter)

Delaware	95-4679342
(state of incorporation)	(IRS Employer I.D. Number)

413 Avenue G, #1
Redondo Beach, CA 90277

(Address of principal executive offices)

Issuer's telephone number: 310-318-2244

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None.

Name of each exchange on which registered: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $333,007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of $0.075, as of July 7, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 6, 2004: 18,718,780 shares of Common Stock, $0.001 par value.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ii

iii

Item 10	Executive Compensation	34
Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	35
Item 12	Certain Relationships and Related Transactions	36
Item 13	Exhibits and Reports on Form 8-K	37
	(a) Exhibits	37
	(b) Reports on Form 8-K	39
Item 14	Principal Accountant Fees and Services	39
Signatures		40

iv

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

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

Our initial focus was on selling Internet software. However, by late 1996 we began experiencing significant product returns from our software sales. Sam’s Club returned $237,000 of a $257,000 single order of a new Internet Access program. Sam’s Club reason for the return was a lack of retail sales for this type of product caused by competitors' low- or free-of-cost browser and other Internet utility programs. By early 1997 our software sales were slipping toward zero and Internet Infinity had to find an alternative revenue opportunity to survive.

We first turned our attention and efforts to selling electronic media duplication and packaging services offered by an unaffiliated company, Video Magnetics, LLC. We did this through our wholly-owned subsidiary, Electronic Media Central Corporation. We had experience with videotape duplication and CD-ROM from prior sales of our special interest video programs and Internet software programs. In addition, the growing digital media market offered compatible alternative electronic media opportunities to Internet Infinity. One of Internet Infinity’s early software packages for the retail market included a combination of CD and access to the Internet. The 70-year-old owner of Video Magnetics had primarily sold, to small local companies, video tape duplication services, CD-ROM duplication services, new low quality and used blank video tapes, video tape packaging supplies and used video tape duplication equipment. In December 1996, the owner of Video Magnetics said he wanted to get rid of the business and retire as soon as possible. He advised Internet Infinity that he believed a new owner would not want to continue the distribution arrangement Video Magnetics had with Internet Infinity. Therefore, the only way to guarantee Internet Infinity's right to distribute the products and retain the existing customer base that came from Video Magnetics was to acquire Video Magnetics. Accordingly, George Morris, our chief executive officer and the controlling shareholder of our company, through another company, L&M Media, Inc., in which he has had over a 51 percent ownership for over ten years, bought Video Magnetics' business in early 1997. If Morris had not acquired Video Magnetics, the sales to existing Video Magnetics customers that had been turned over by Video Magnetics to Internet Infinity and the availability of Video Magnetics' low-cost, in-house manufacturing facilities would probably have been lost to any other new owner of Video Magnetics.

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

At the time we acquired Video Magnetics we also added to the Internet Infinity business the distribution of better quality blank videotapes, recordable compact discs (”CDRs”) and pre-recorded video programs on numerous subjects. L&M Media, Inc. and its wholly owned subsidiary Apple Media Corporation sourced new suppliers of electronic media materials and components at the annual industry “Replitech Exposition” and through the industry trade publication “Tape & Disk Business.” The licensed pre-recorded video programs are owned by L&M Media, Inc., an affiliated company 51 percent owned by George Morris, and are sold through Morris & Associates, another wholly-owned subsidiary. Internet Infinity contacted school distributors by telephone to offer these licensed programs. Program subjects included "how-to" for various sports, cooking, home and auto repair, lawn and garden, crafts, business success and computer software training.

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

The first "Internet Infinity Business to Business" web site www.mlmhub.com was launched in March 2000 but promotion of the site had been delayed due a lack of funding. The plan was to begin sales of our electronic media training products with a partner company. The possibility of finding such a partner was unknown. This new business-to-business site would have focused on persons with an interest in the direct selling profession. It included a “direct selling” store with business success books, audio tape programs, videotape programs, blank videotape and CD, and videotape duplication services. In addition, the MLMHUB site was to provide information gathered from news media and research for the visitor interested in direct selling. The funding to expand and promote this site was to come from the operating revenues of Internet Infinity and from loans of approximately $20,000 from George Morris, the President of Internet Infinity.

As the result of distributing all the shares of Electronic Media Central Corporation on September 25, 2001 to the shareholders of record on September 18, 2002, Internet Infinity ceased being in the media duplication business. Also, the sales of pre-recorded programs through its wholly owned subsidiary Morris & Associates, Inc. is expected to decline to under $50,000 for the fiscal year 2005.

As of March 2002, revenue growth plans for Internet Infinity were cancelled due to a lack of funding. However, research is being conducted in the area of single person internet matching services. In addition, a private company merger partner is being sought as another potential avenue for revenue growth. However, there is no assurance that the singles project or a merger can or will be successful at any time.

Business of Internet Infinity

Internet Infinity

  distributes blank media.

Products

We have one principal product:

  blank video tape.
   •blank video tape.
Suppliers and Sub-Contractors

                As of April 1, 2002, blank video tape product is provided by an independent supplier, Pac Max Corporation of Brea California. We receive orders by telephone and Pac-Max drop ships and sends our invoice. We are billed for the shipment at a cost negotiated for the order by our one salesperson. Office space, reception, telephone and utilities are provided at no cost to our company as part of the services provided to our affiliate company Electronic Media Central Corporation. Electronic Media Central pays $2,600 per month to Pac-Max for office space, reception, telephone and utilities.

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

Dependence on Major Customers

With only one large customer at $333,007 sales for fiscal 2004, our company will most likely discontinue all sales operations for blank video tape with the loss of this customer in the fiscal year 2005. Revenue for Internet Infinity may go to zero if no merger or alternative business is found.

Patents, Trademarks and Licenses

We have no proprietary patents, trademarks or licenses.

Government Approval and Regulations

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

Employees

We employ one part-time person.

New Products & Services

No new products or services are planned.

ITEM 2.   DESCRIPTION OF PROPERTIES

Our one part-time sales person does not require any measurable office space or utilities for the blank video tape sales operation. With the discontinuing sales of blank video tape, no facilities will be needed. Storage of our records and accounting documents will be provided at no charge by George Morris.

ITEM 3.   LEGAL PROCEEDINGS

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. Internet Infinity’s common stock is quoted on the Electronic OTC Bulletin Board. Its symbol is “ITNF.”

During the last two fiscal years, the range of high and low bid information for our common stock is set forth below. The source of this information is the OTC Bulletin Board.

The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

		High	Low

2003	1st Qtr.	0.1500	0.0400
	2nd Qtr.	0.0500	0.0100
	3rd Qtr.	0.0200	0.0100
	4th Qtr.	0.0200	0.0100

2004	1st Qtr.	0.02	0.015
	2nd Qtr.	0.015	0.015
	3rd Qtr.	0.03	0.015
	4th Qtr.	0.03	0.025

On July 6, 2004 there were 18,718,780 shares of common stock outstanding. There were 220,000 shares subject to outstanding options. No shares are subject to securities convertible into such shares of stock.

Holders. On July 6, 2004 there were approximately 41 holders of record of our common stock. Some 2,308,564 shares of common stock are held in brokerage accounts under the record name of “Cede & Co.”

Dividends. No cash dividends have been declared on the common stock. There are no restrictions that limit the ability of the company to pay dividends on the common stock or that are likely to do so in the future.

During the past three fiscal years, Internet Infinity sold 8,300,000 shares of our common stock in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Securities and Exchange Commission. No underwriters were used to affect the sales. The names of the persons who bought the shares of stock, the dates the shares sold, the number of shares issued, the prices paid in cash or services for the shares and the nature of the consideration received by Internet Infinity are as follows.

Person	Date	No. of Shares Issued	Price per Share	Nature of Consideration

David VanHorn	09-17-01	100,000	$0.05	(2)
David Golling	09-17-01	10,000	$0.05	(2)
National Capital	09-17-01	100,000	$0.05	(2)
Anna Moras	09-17-01	50,000	$0.05	(2)
Shirlene Bradshaw	09-17-01	20,000	$0.125	(3)
Roger Casas	09-17-01	20,000	$0.125	(3)
George Morris	03-03	6,700,000	$0.014	(1)(4)
Anna Moras	03-03	1,300,000	$0.014	(1)

(1)     Reduction of debt owed by Internet Infinity to this person by conversion to shares of stock.

(2)     Suppliers consulting services paid with shares of stock rather than cash.

(3)     Employee exercise of stock option.

(4)     2,000,000 of these shares were issued to Apple Realty, Inc., which is under the control of George Morris.

Internet Infinity’s Common Stock presently trades on the OTC Bulletin Board.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Results of Operations

The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2004 and March 31, 2003.

	Year Ended 3-31
	2004	2003

Sales	100.0%	100.0%
Cost of sales	62.9	65.6

Gross margin	37.1	34.4
Selling, general and
administrative
expenses	97.0	(143.2)
Interest income (expense)	(13.8)	(10.5)

Net income (loss) before
income taxes	(55.6)	(119.3)

Sales

Sales increased by $19,412 from $313,595 in the fiscal year ended March 31, 2003 to $333,007 in the fiscal year ended March 31, 2004, an increase of 6 percent. The increase in sales was attributable primarily to an increase of $28,080 in sales of Electronic Media Central from $297,820 in the fiscal year ended 2003 to $325,900 in the fiscal year ended 2004, an increase of 9.4 percent. The Electronic Media Central increase in sales was attributable primarily to an increase in purchases by existing customers caused by a growing economy. We expect Electronic Media Central revenues will continue to increase.

Sales of Morris & Associates, Inc. recorded an increase of $3,711 from $11,775 in the fiscal year ended 2003 to $15,486 in the fiscal year ended 2004, an increase of 31.5 percent. This increase is due primarily to an increase in purchases by existing customers caused by a growing economy. We are planning to discontinue the sales of pre-recorded videos. Morris & Associates, Inc. was selling prerecorded video programs on a non-contract, limited-return basis to retail distributors.

Gross Margin

Gross margin increased by $15,845 from $107,828 in fiscal year 2003 to $123,673 in fiscal year 2004 in dollar amounts but increased from 34.4 percent in fiscal 2003 to 37.1 percent in fiscal 2004 in percentage of sales. The change in gross margin was also attributable to the Electronic Media Central gross margin increase of $20,014 from $97,623 in fiscal year 2003 to $117,637 in fiscal year 2004 in dollar amounts but an increase in percentage of sales from 32.8 percent to 36 percent. This change in gross margin is primarily attributed to the $28,080 increase in Electronic Media Central sales from $297,820 in the fiscal year ended March 31, 2003 to $325,900 in the fiscal year ended March 31, 2004.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $125,993 from $448,951, or 143.2 percent of sales in fiscal year 2003, to $322,958, or 97 percent of sales in fiscal year 2004. For Electronic Media Central Corporation, selling, general and administrative expenses allocations decreased by $54,608 from $191,519, or 64.3 percent of sales in fiscal year 2003, to $136,911, or 42 percent of sales in fiscal year 2004. A breakdown of the decreases is:

     •     Bad debt increased from zero at March 31, 2003 to $1,025 at March 31, 2004.

     •     Internet Infinity retained as an independent contractor Apple Realty, Inc., d/b/a Morris Group Consultants,
            a company owned by George Morris, the controlling shareholder, officer and director of Internet Infinity.
            Apple Realty, Inc.,d/b/a Morris Group, with its real estate business broker license is helping the company develop and implement a strategy for possible merger and acquisition. Consulting fee expenses accrued for the Morris Group were $135,000 in the fiscal year 2004 compared to $240,000 for the fiscal year ended
            March 31, 2003, a decrease of $105,000.

     •     Professional fees including legal and accounting increased from $56,756 for the fiscal year ended March 31,
            2003, to $67,298 for the fiscal year ended March 31, 2004,

     •     Salaries and related expenses were decreased from $71,625 for the fiscal year ended March 31, 2003, to
            $69,779 for  the fiscal year ended March 31, 2004, due to reduction in sales and management personnel.

Net Profit (Loss)

We had a net loss from operations, after a provision for income taxes, in the fiscal year ended March 31, 2004 of $187,592, or $0.01 a share of our common stock. In the fiscal year ended March 31, 2003 we had a net loss, after a provision for income taxes, of $376,491, or $0.03 a share of common stock. The loss of 120 percent of sales for fiscal year 2003 versus the 56 percent loss for the fiscal year ended 2004 is due primarily to the $135,000 difference in accrued professional fees between 2003 and 2004.

Balance Sheet Items

The net loss of $187,592 for the fiscal year ended March 31, 2004 increased the retained earnings deficit from $1,478,284 on March 31, 2003 to $1,775,876 on March 31, 2004. Our cash position decreased from $11,242 for the fiscal year ended March 31, 2003 to $4,333 for the fiscal year ended March 31, 2004. Accounts receivable net of allowance for doubtful accounts from non affiliates increased from $27,663 at the end of fiscal year 2003 to $34,475 at the end of fiscal year 2004, while inventory remained unchanged at zero for the fiscal year ended March 31, 2003 to zero for the fiscal year ended March 31, 2004.

Liquidity and Outlook

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

Electronic Media Central management believes that it will not generate sufficient cash flow to support operations during the twelve months ended March 31, 2004. Although sales and expenses should continue to decline with the new supplier Pac-Max and Electronic Media Central should generate a net profit and positive cash flow from operations, additional funds will be necessary for continued operation of the company.
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

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have an obligation under a guarantee contract,
  a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets, any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
  any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that
  is held   by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.
ITEM 7.   FINANCIAL STATEMENTS

Independent Auditors’ Report	11
Combined/Consolidated Balance Sheet March 31, 2004	12
Combined/Consolidated Statements of Operations March 31, 2004	13
Combined/Consolidated Statements of Stockholders’ Equity (Deficit)
for the Years Ended March 31, 2004 and 2003	14
Combined/Consolidated Statements of Cash Flows for the Years
Ended March 31, 2004 and 2003	15
Notes to Combined/Consolidated Financial Statements March 31, 2004	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Internet Infinity, Inc., Morris & Associates, Inc. and
Electronic Media Central Corporation

We have audited the accompanying combined balance sheet of Internet Infinity, Inc. (a Delaware Corporation) Morris & Associates, Inc. (a California Corporation) and Electronic Media Central Corporation (a California Corporation) (collectively “the Company”) as of March 31, 2004 and the related combined statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2004. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc., Morris & Associates, Inc. and Electronic Media Central Corporation as of March 31, 2004 and the results of its operations and its cash flows for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the combined financial statements, the Company’s significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.

Fountain Valley, California
June 30, 2004

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED BALANCE SHEET
MARCH 31, 2004

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,333
Accounts receivable, net of allowance of doubtful accounts
of $4,070	34,475

$38,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$150,641
Note payable	62,755
Note Payable - related parties	430,948
Due to officer	234,497

Total current liabilities	878,841

LONG TERM LIABILITIES:
Due to Officer	47,573

Total liabilities	926,414

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding	-
Common stock	32,219
Additional paid in capital	739,051
Accumulated deficit	(1,665,876)

Total stockholders' deficit	(887,606)

$38,808

The accompanying notes are an integral part of these consolidated financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003

Revenues	$333,007	$313,595

Cost of Sales-Purchases	209,334	205,767

Gross Profit	123,673	107,828

Operating expenses
Professional fees	67,298	56,756
Salaries and related expenses	69,779	71,625
Consulting fees to related party	135,600	251,050
Bad debts (Note 16)	1,025	-
Other	49,256	69,520

Total operating expenses	322,958	448,951

Loss from Operations	(199,285)	(341,123)

Non-Operating Income (expense):
Interest expense	(45,907)	(32,968)
Gain on settlement of debts-related party	60,000

Total other income (expense)	14,093	(32,968)

Loss before income taxes	(185,192)	(374,091)

Provision for income taxes	2,400	2,400

Net loss	$(187,592)	$(376,491)

Basic & diluted weighted average number of

common stock outstanding	20,218,780	11,741,931

Basic & diluted net loss per share	$(0.01)	$(0.03)

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

 The accompanying notes are an integral part of these consolidated financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

						Total
	Common stock					stockholders'

	Number of		Additional	Subscription	Accumulated	Equity
	shares	Amount	paid in capital	receivable	deficit	deficit

Balance as of March 31,2002	10,718,780	$10,719	$1,016,868	$(496,821)	$(1,034,766)	$(504,000)

Unpaid stock subscription reversed	-	-	(385,417)	496,821	-	111,404

Stock dividend (Note 15)	-	-	-	-	(500)	(500)

Shares issued for relief (Note 8)	8,000,000	8,000	104,000	-	-	112,000

Net loss for the year	-	-	-	-	(205,101)	(205,101)

Balance as of March 31, 2003	18,718,780	18,719	735,451	-	(1,240,367)	(486,197)

Net loss for the year	-	-	-	-	(188,539)	(188,539)

Balance as of March 31, 2004	18,718,780	$18,719	$735,451	$-	$(1,428,906)	$(674,736)

 The accompanying notes are an integral part of these consolidated financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF CASH LFOWS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,592)	$(376,491)
Adjustments to reconcile net loss to net cash used in
operating activities:
Debt incurrent for consulting fees	-	240,000
Stock issued for consulting fees	-	1,000
Decrease (Increase) in accounts receivable	(6,812)	17,292
(Decrease) in allowance for doubtful accounts	-	(3,300)
Increase in accounts payable and accrued expenses	13,194	32,490
Increase (Decrease) in accounts payable payable-related company	892	5,197
(Decrease) in income tax payable	-	(1,222)

Net cash used in operating activities	(180,318)	(85,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in note receivable-related company	-	3,350

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to officer	53,554	83,857
Proceeds from notes payable - related party	119,855	4,200

Net cash provided by financing activities	173,409	88,057

NET INCREASE ( DECREASE) IN CASH & CASH EQUIVALENTS	(6,909)	6,373

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	11,242	4,869

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,333	$11,242

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$36,000	$34,751

Taxes paid during the year	$-	$3,600

 The accompanying notes are an integral part of these consolidated financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO COMBINED FINANCIAL STATEMENTS
NOTE 1   ORGANIZATION

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

On April 1, 1998, Morris and Associates, Inc., (M&A) was incorporated in California. M&A (formerly a division of Internet Infinity, Inc.). M&A is licensed to distribute special interest video programming to educational and consumer distributors for health and medical titles, and computer software training including internet information, golf, sports, and home and garden titles.

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

On July 24, 2002, the Directors of Internet Infinity, Inc. approved a distribution to its shareholders, pro rata of 500,000 shares of common stock of Morris & Associates, Inc., a wholly-owned subsidiary of Internet Infinity at the time of distribution. The record date for making the distribution was August 5, 2002. Each shareholder of record at the close of business that date received .048 share of Morris & Associates, Inc. for each share of Internet Infinity held of record at that time. In accordance with APBO 23, paragraph 23, the spin-off has been accounted for on a historical basis, as a tax-free distribution. The Company has not requested or received a ruling from the Internal Revenue Service as to whether this distribution qualifies as a non-taxable transaction.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO COMBINED FINANCIAL STATEMENTS
NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Combined Financial Statements

The financial statements of III, M&A and EMC are combined because each company is owned beneficially by identical stockholders. All significant intercompany accounts and transactions have been eliminated in the combination.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $4,070 as at March 31, 2004.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following:

Accounts payable	$88,594
Accrued taxes	3,855
Accrued interest	58,192

$150,641

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended March 31, 2004, such differences were insignificant.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's combined financial statements as substantially all of the Company's operations are conducted in one industry segment.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

Recent Pronouncements

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company’s financial position or results of operations or cash flows.

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

NOTE 3   UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's combined financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and have a combined accumulated deficit of $1,665,876 at March 31, 2004. The Company has a net losses of $187,592 and a net loss $376,491 in the year ended March 31, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 4   SUBSCRIPTION AND ROYALTY AGREEMENTS

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

In January 2000, III entered into an agreement with Apple Realty, Inc. (dba Hollywood Riviera Studios), for the rights to market pre-recorded personal and sales development multimedia success programs. The agreement specifies that the Company shall pay a 20% royalty to Apple Realty, Inc. on gross sales for all of these programs sold between April 1, 1999 and March 31, 2002. In consideration for these rights, the Company entered into a stock subscription agreement for 517,241 shares of common stock, with a trading value of $150,000 ($0.29 per share). In addition, the Company issued 517,241 options at a market price of $0.3135 per share.

During the current fiscal year ended March 31, 2003, the receivable for unpaid stock subscription of $496,821 has been reversed out. The 2,785,098 shares of stock issued remain outstanding at an issuance price of $.04 per share. This balance of $111,402 has been accounted for as paid by an offset against note payable to the related party that received the shares of stock. The remaining unpaid balance of $385,417 has been reversed against additional paid in capital. The Companies involved in the royalty agreement, relating to the stock subscription, have agreed to reduce the price per share to $.04, based on the lack of sales for the product generating the royalties and the decrease in the value of the Company’s stock. Management feels the $0.04 per share is the fair market value of the stock.

NOTE 5   NOTES PAYABLE

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the year ended March 31, 2004 and 2003 was $2,640.
$ 27,000
L&M Media, Inc. (related through common officer) – Accounts payable for purchases, converted in to a Note in the year ended March 31, 2004. The Note is due on demand, unsecured and interest free.	35,755

Total notes payable	$62,755

NOTE 6   RELATED ENTITIES TRANSACTIONS

George Morris is the President of III. As of March 31, 2003, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Internet Infinity, Inc.	52.8%
Electronic Media Central Corporation	56.2%
Morris & Associates, Inc.	66.5%
Apple Realty, Inc.	100.00%

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO COMBINED FINANCIAL STATEMENTS
The Company has notes payable to related parties on March 31, 2004 as per follows:

Notes Payable to:
Anna Moras (Mother of the president of the Company), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the years ended March 31, 2004 and 2003 on this note are $1,437 and $2,342, respectively.	$14,652

Apple Realty, Inc. (related through common officer), secured by assets of III. Interest shall accrue at 6% per annum, due and payable April 1, 2004. This note is in connection with consulting fees owed. Interest expense on this note for the years ended March 31, 2004 and 2003 are $24,626 and $13,818, respectively.	416,296

Total notes payable – related parties	$430,948

The transactions between these companies during the fiscal years ended March 31, 2004 and 2003 are as follows:

	2004	2003

III - consulting fees to Apple Realty, Inc.	$75,000	$120,000

EMC - consulting fees to Apple Realty, Inc.	30,000	60,000

M & A - consulting fees to Apple Realty, Inc.	30,000	60,000

The Company utilizes office space, telephone and utilities provided by L&M Media, Inc. at estimated fair market values, as follows:

	Monthly	Annually

Rent	$846	$10,150
Telephone	846	10,150
Utilities	846	10,150

	$2,538	$30,450

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

III, M&A, and EMC have month-to-month agreements with L&M Media, Inc. for a total monthly fee of $2,538 for the above expenses. III and M&A each pay $624 per month. EMC paid $1,800 per month for the first quarter, $1,950 per month for last three quarters.

For the six month period ended September 30, 2003, $30,000 in consulting fees was accrued as payable to Apple Realty, Inc. by EMC. Per an agreement between III, EMC and Apple Realty, Inc., the consulting arrangement was terminated effective, September 30, 2003 and an amount of $60,000 was written off from the outstanding balance owed to Apple Realty, Inc. The amount written off ($60,000) has been reflected as gain on settlement of debt in the accompanying financial statements.

NOTE 7   DUE TO OFFICER

Due to officer on March 31, 2004 was as per follows:

Unsecured note payable to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000. George Morris is the President of III. The Company has not made any principle payments to George Morris.
$ 282,070

Less Current Portion	234,497

Long-Term Portion	$47,573

Maturities of due to officer are as follows:

For the year ending March 31,	Classification	Amount

Interest payable	Current	$60,497
2004	Current	138,000
2005	Current	36,000
2006	Long-term	36,000
2007	Long-term	11,573

		$282,070

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS
Interest charged to expenses for the years ended March 31, 2004 and 2003, on the above note were $ 15,571 and $14,168, respectively.

NOTE 8   STOCKHOLDERS’ EQUITY (DEFICIT)

In March 2003, III issued 8,000,000 shares of common stock for relief of debt as follows:

	Shares	Value	Price Per Share

George Morris	4,700,000	$65,800	$0.014
Anna Moras	1,300,000	18,200	0.014
Apple Realty, Inc.	2,000,000	28,000	0.014

	8,000,000	$112,000

In June 2002, EMC issued 50,000 shares of common stock at par value to employees as a bonus. The $1,000 is included in consulting and legal expense.

In March 2003, EMC issued 450,000 shares of common stock for relief of debt as follows:

	Shares	Value	Price Per Share

George Morris	390,000	$10,920	$0.028
Anna Moras	60,000	1,680	0.028

	450,000	$12,600

In the year ended March 31, 2004, M&A approved issuance of 500,000 shares of common stock to George Morris in settlement of $500 of debt owed to George Morris. The Company has not issued such shares through March 31, 2004.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 9   CONCENTRATIONS OF CREDIT RISK

For the fiscal year ended March 31, 2004 and 2003, revenue from one customer represents 81% and 31% of the Company’s total revenue. As of March 31, 2004, the receivable from this customer amounted to $35,086.

Morris & Associates, Inc.’s only supplier of products is PacMax Corporation, a related party through common shareholder and officer. As of March 31, 2004, the account payable to the supplier was not significant.

NOTE 10   DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying combined balance sheet include the following amounts of deferred tax assets and liabilities:

Deferred tax asset – non-current	$483,661
Deferred tax liability – non-current	-
Less valuation allowance	(483,661)

Net asset – non-current	$-

The deferred tax asset resulted from a net operating loss carryforward for federal and state income tax purposes of approximately $1,185,000. The net operating loss carryforward may be used to reduce taxable income through the year 2024.

There was no significant difference between reportable income tax and statutory income tax.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset, which may not be realized. For the year ended March 31, 2004, valuation allowance increased by $74,000.

NOTE 11   (PROVISION) FOR INCOME TAXES

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

The components of the (provision) for income taxes are as follow:

	2004	2003

Current (Provision)
Federal	$-	$-
State	(2,400)	(2,400)

	$2,400	$2,400

Deferred (Provision)
Federal	$-	$-
State	-	-

$ -		$-

NOTE 12   NET INCOME (LOSS) PER SHARE

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	2004	2003

Combined net loss	$(187,592)	$(376,491)

Combined basic weighted average common shares outstanding	20,218,780	11,741,931

Basic net loss per share	$(0.009)	$(0.032)

Weighted average common shares outstanding	20,218,780	11,741,931

Dilutive stock options	N/A	N/A

Weighted average common shares outstanding for purposes of computing diluted net loss per share	20,218,780	11,741,931

Dilutive net loss per share	$(0.009)	$(0.032)

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS
NOTE 13   STOCK OPTIONS

The Company’s 1996 stock option plan provides that incentive stock options and nonqualified stock options to purchase common stock may be granted to directors, officers, key employees, consultants, and subsidiaries with an exercise price of up to 110% of market price at the date of grant. Generally, options are exercisable one or two years from the date of grant and expire three to ten years from the date of grant. As of March 31, 2003, the maximum of 4 million shares was approved for issuance under the plan of which 2.33 million shares were available for future grants.

For the years ended March 31, 2004, and 2003, the Company granted no options.

In electing to follow APBO No. 25, “Accounting for Stock Issued to Employees,” the Company recognizes no compensation expense related to employee stock options for the fiscal year ended March 31, 2004, and 2003, as no options are granted at a price below the market price on the date of grant.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO COMBINED FINANCIAL STATEMENTS
Presented below is a summary of stock option plans’ activities for the years shown:

	Stock Options	Weight-Average Exercise Price

Outstanding at March 31, 2002	1,607,242	0.280
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(450,000)	(0.158)

Outstanding at March 31, 2003	1,157,242	0.327
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(937,242)	(0.308)

Outstanding at March 31, 2004	220,000	0.400

Shares exercisable at March 31, 2004	220,000	0.400

Exercise prices for options outstanding as of March 31, 2004 range from $0.125 to $0.42. The following table summarizes information for options outstanding and exercisable at March 3, 2004:

	Options Outstanding			Options Exercisable

Exercise Prices	Stock Options Outstanding	Weight Average Exercise Price	Weighted Average Remaining Contractual Life	Stock Options Exercisable	Weight- Average Exercise Price

$0.308-$0.314	20,000	0.311	.1	20,000	0.311
$0.4000-$0.4200	200,000	0.400	.5	200,000	0.400

	220,000			220,000

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 14   SPIN-OFF OF ELECTRONIC MEDIA CENTRAL CORPORATION

On August 31, 2001, the directors of III approved a distribution to its stockholders, pro-rata, of 500,000 shares of common stock of EMC, which was a wholly owned subsidiary of III. The record date for determining the persons who participated in the stock distribution was September 18, 2001, with a delivery date of September 28, 2001.

The distribution is for 500,000 shares of EMC’s common stock, par value of $.02, to each stockholder of III on the record date of September 18, 2001. The exchange is on a pro-rata basis of .048 shares of EMC’s stock for each share of III’s common stock. EMC is an unlisted California Corporation, whose common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Exchange Act. This transaction has been recorded as a stock dividend distribution.

Information regarding EMC is as follows:

	For the Year-To-Date Periods
	Ended March 31,

	2004	2003

Net Sales	$325,900	$297,820
Cost and Expenses	(325,044)	(391,716)

Income (Loss) Before Income Taxes	856	(93,896)
Income Taxes	(800)	(800)

Net Income (Loss)	$56	$(94,696)

	March 31,

	2004	2003

Current Assets	$34,263	$32,410
Other Assets	54,464	-

Total Assets	$88,727	$32,410

Current Liabilities	$117,094	$60,833
Long-Term Liabilities	109,200	109,200

Stockholders’ Equity (Deficit)	(137,567)	(137,623)

Total Liabilities and Stockholders’ Equity	$88,727	$32,410

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 15   SPIN-OFF OF MORRIS & ASSOCIATES, INC.

In July 2002, III spin-off, on a pro-rata basis, M&A, its wholly owned subsidiary, to stockholders of record as of August 5, 2002. In accordance with APBO 23, paragraph 23, the spin-off has been accounted for on a historical basis, as a tax-free distribution. The Company has not requested or received a ruling from the Internal Revenue Service as to whether this distribution qualifies as a non-taxable transaction. Each stockholder of record at August 5, 2002, received a .048 share of M&A for each share of III.

The Company had an investment of $500 in its wholly owned subsidiary, M&A. In July 2002, the Company distributed its stock in M&A to the Company’s stockholders as a stock dividend.

Information regarding M&A is as follows:

	For the Year-To-Date Periods
	Ended March 31,

	2004	2003

Net Sales	$15,486	$11,775
Cost and Expenses	(13,795)	(87,669)

(Loss) Before Income Taxes	1,691	(75,894)
Income Taxes	(800)	(800)

Net (Loss)	$891	$(76,694)

	March 31,

	2004	2003

Current Assets	$3,066	$1,394

Total Assets	$3,066	$1,394

Current Liabilities	$78,369	$17,288
Long-Term Liabilities	-	60,300
Stockholders’ Equity (Deficit)	(75,303)	(76,194)

Total Liabilities and Stockholders’ Equity	$ 3,066	$ 1,394

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE

On July 2, 2003 Caldwell, Becker, Dervin, Petrick & Co., L.L.P., the principal independent accountants of Internet Infinity, Inc., resigned.

The report of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on the financial statements of Internet Infinity for each of its fiscal years ended March 31, 2003 and 2002 contained no adverse opinions or disclaimers of opinion, and were not otherwise modified as to audit scope, or accounting principles. The reports of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on the financial statements of Internet Infinity for each of the past two years ended March 31, 2003 and 2002 did, however, contain explanatory paragraphs describing an uncertainty about Internet Infinity’s ability to continue as a going concern.

During the past two years and all interim periods prior to July 2, 2003 there were no disagreements between Internet Infinity and Caldwell, Becker, Dervin, Petrick & Co., L.L.P., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Caldwell, Becker’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for such periods.

During the fiscal years ended March 31, 2003 and 2002 and all subsequent interim periods and to July 2, 2003, the date of resignation, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Internet Infinity delivered a copy of the Form 8-K report to Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on July 9, 2003, and requested that Caldwell, Becker, Dervin, Petrick & Co., L.L.P. furnish it with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agrees with the above statements. Attached hereto as Exhibit 16 is a copy of the letter of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. to the SEC dated July 9, 2003.

On July 9, 2003, Internet Infinity engaged Kabani & Company, Inc., as its new principal accountant to audit its consolidated financial statements. Internet Infinity has not consulted with Kabani & Company, Inc. on any items concerning the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on Internet Infinity’s financial statements, or the subject matter of a disagreement on reportable events with the former auditor (as described in Regulation 5-K Item 304(a)(2)).

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2004, the directors' terms of office and the period each director has served are set forth in the following table:

Person	Positions and Officers	Since	Expires

George Morris, 65	Chairman of the Board of Directors - Acting President/CEO Vice President Marketing	1996	2005
Roger Casas, 55	Director Vice President Operations	1999	2005
Shirlene Bradshaw, 65	Member of the Board of Directors Business Manager	1999	2005

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

Stock Options

During the last three fiscal years, the officers and directors of Internet Infinity have received no Stock Options

Audit Committee and Audit Committee Financial Expert

Our directors serve as our audit committee. There is no financial expert serving on the audit committee.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such – principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-K annual report.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our fiscal year ended March 31, 2004 and any written representations furnished to us from a person subject to Section 16(a) filing requirements that no Form 5 is required for such period, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than ten percent of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

ITEM 10.   EXECUTIVE COMPENSATION

No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid by Internet Infinity, Inc. to George Morris, the president of the company, an officer of both Internet Infinity, Inc. and Electronic Media Central Corporation, during the last three fiscal years.

For George Morris

						Long Term Compensation
				Awards
	Annual Compensation				Securities
					Underlying	Payouts
			Other Annual	Restricted	Options/	LTIP	All Other
Year	Salary	Bonus	Compensation	Stock Awards	SARS	Payouts	Compensation
2004	0	0	0	0	0	0	0
2003	2,400	0	0	0	0	0	0
2002	13,800	0	0	0	0	0	0

In a related party transaction, the Morris Group, a dba of Apple Realty, Inc., received $120,000 in consulting fees for the fiscal year ended March 31, 2002. George Morris is the president and owns 100% of Apple Realty, Inc./dba Morris Group and is the president of Internet Infinity, Inc., our chief executive officer and a director, and is the controlling shareholder of Internet Infinity, Inc.

The Morris Group is helping Internet Infinity, Inc.’s business development by helping the company develop and implement as strategy for possible merger and acquisition activity by Internet Infinity, Inc. Apple Realty, Inc., holds a real estate business broker license.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of March 31, 2004 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

		Percent of
	Number	Outstanding
Name and Address	of Shares	Shares

Apple Realty, Inc. d/b/a
Hollywood Riviera Studios (1)	3,034,482	16.2
413 Avenue G, #1
Redondo Beach, CA 90277

George Morris, Chairman/CEO	6,859,000	36.6
413 Avenue G, #1
Redondo Beach, CA 90277

Roger Casas, Vice President	32,000	(2)
108 E. 228th St
Carson, CA 90745

Shirlene Bradshaw, Director	30,500	(2)
1900 W. Artesia #38
Gardena, Ca 90745

Officers and Directors
as a group (3 persons)	9,956,982	53.2
________________________

(1)   The shares owned of record by Apple Realty, Inc. are under the control of George Morris.

(2)   Less than 1 percent.

Changes in Control

There are no arrangements, which may result in a change in control of Internet Infinity.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our company is under the control of George Morris, who controls and is thereby the beneficial owner of 52.8 percent of all outstanding stock of Internet Infinity, Inc. He has an economic interest in 52.8 percent of all outstanding stock of Internet Infinity, Inc. The basis of his control and of his economic interest are set forth in the following table:

1.   George Morris

    a.   He owns 100 percent of Apple Realty, Inc.

    i.   It owns 16.2 percent of Internet Infinity, Inc.

  b.   He owns 36.6 percent of Internet Infinity, Inc.

Summary of George Morris’ Interest

Economic Interest					Beneficial Interest
1.00	x	.162	=	.162	.162
1.00	x	.366	=	.366	.366

				.528	.528

Special Interest Video Training Programs

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number	Description of Exhibit
2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation
3	Articles of Incorporation of Internet Infinity, Inc.*
3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*
3.2	Bylaws of Internet Infinity, Inc.*
10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*
10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*
10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*
10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**
14	Code of Ethics for CEO and Senior Financial Officers
16
Letter of July 9, 2003 of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agreeing with the statements made in the Form 8-K filed on July 9, 2003 by Internet Infinity, Inc., concerning Internet Infinity’s change of principal independent accountants.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.

            **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633
                 incorporated herein.
            ***Previously filed with Form 8-K 07-02-03; Commission File No. 0-27633 incorporated herein.

(b)   Reports on Form 8-K

None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2004	$41,801
Fiscal Year ended March 31, 2003	$29,042

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2004	$-0-
Fiscal Year ended March 31, 2003	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2004	$1,217
Fiscal Year ended March 31, 2003	$3,227

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2004	$-0-
Fiscal Year ended March 31, 2003	$-0-

Pre-Approval of Audit and Non-Audit Services.    The Audit Committee requires that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET INFINITY, INC.

Date: July 12, 2004	By:	/s/ George Morris
George Moris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 12, 2004	By:	/s/ George Morris
George Morris
Chief Financial Officer, Chief Executive Officer and Director

Date: July 12, 2004	By:	/s/ Roger Casas
Roger Casas
Director

Date:	By:	/s/ Shirlene Bradshaw
Shirlene Bradshaw
Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

FORM 10-KSB
FOR THE YEAR ENDED MARCH 31, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number	Description of Exhibit
2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation
3	Articles of Incorporation of Internet Infinity, Inc.*
3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*
3.2	Bylaws of Internet Infinity, Inc.*
10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*
10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*
10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*
10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**
14	Code of Ethics for CEO and Senior Financial Officers
16
Letter of July 9, 2003 of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agreeing with the statements made in the Form 8-K filed on July 9, 2003 by Internet Infinity, Inc., concerning Internet Infinity’s change of principal independent accountants.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.
           **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633
            incorporated herein.
           ***Previously filed with Form 8-K 07-02-03; Commission File No. 0-27633 incorporated herein.