Form 10QSB
period 2004-06-30
INTERNET INFINITY INC
filed 2004-08-19
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

INTERNET INFINITY, INC.
(Exact name of registrant as specified in its charter)

Commission File No. 0-27633

State of Incorporation: Delaware
IRS Employer I.D. Number: 95-4679342

413 Avenue G., # 1
Redondo Beach, California 90277
Telephone 310-318-2244
(Address and telephone number of registrant’s principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

As of August 13, 2004, there were 20,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Combined Balance Sheet (Unaudited) at June 30, 2004	4
Combined Statements of Operations (Unaudited)
for the Three Month Periods Ended
June 30, 2004 and 2003	5
Combined Statements of Cash Flows (Unaudited) for the
Three Month Periods Ended June 33, 2004 and 2003	6
Notes to Unaudited Combined Financial Statements	7

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$11,170
Accounts receivable, net of allowance of doubtful accounts
of $4,070	23,326

$34,496

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$152,774
Note payable	62,755
Note payable - related parties	432,548
Due to officer	268,517

Total current liabilities	916,594

LONG TERM LIABILITIES:
Due to officer	38,573

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding	-
Common stock, $.001 par value; 80,000,000 shares
authorized and 20,218,780 outstanding	20,219
Additional paid in capital	758,051
Accumulated deficit	(1,698,941)

Total stockholders' deficit	(920,671)

$34,496

The accompanying notes are an integral part of these combined financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods
	ended June 30,
	2004	2003

Net revenues	$67,667	$75,699

Cost of revenues-purchases	42,849	48,503

Gross profit	24,818	27,196

Operating expenses
Professional fees	10,227	20,665
Salaries and related expenses	17,314	14,910
Consulting fees to related party	-	75,408
Other	15,177	14,159

Total operating expenses	42,719	125,142

Loss from operations	(17,901)	(97,946)

Non-operating (expense):
Interest expense	(12,765)	(8,575)

Loss before income taxes	(30,665)	(106,521)

Provision for income taxes	2,400	2,400

Net loss	$(33,065)	$(108,921)

Basic & diluted weighted average number of
common stock outstanding *	20,218,780	20,218,780

Basic & diluted net loss per share	$(0.00)	$(0.01)

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these combined financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Month Periods
	Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,065)	$(108,921)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Decrease (increase) in accounts receivable	11,149	(5,365)
Increase (decrease) in accounts payable and accrued expenses	2,133	(18,478)
Increase (decrease) in notes payable-related company	1,600	18,381
Increase in note payable related entity issued for consulting fees	-	45,000
Increase in Interest Payable	-	83,058
(Decrease) in income taxes payable	-	(1,978)

Net cash provided by (used in) operating activities	(18,183)	11,697

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to officer	25,020	(35,245)
Increase in due to affiliate	-	17,700

Net cash provided by (used in) financing activities	25,020	(17,545)

NET INCREASE ( DECREASE) IN CASH & CASH EQUIVALENTS	6,837	(5,848)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,333	11,242

CASH & CASH EQUIVALENTS, ENDING BALANCE	$11,170	$5,394

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year		$7,924

Taxes paid during the year	$-	$-

The accompanying notes are an integral part of these combined financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

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

NOTE 2 BASIS OF PRESENTATION

The accompanying unaudited condensed combined financial statements have been prepared by Internet Infinity, Inc., Morris and Associates, Inc. and Electronic Media Central Corporation (the Companies), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2004, and the results of operations and cash flows for the related interim periods ended June 30, 2004 and 2003. The results of operations for the quarter and year-to-date periods ended are not necessarily indicative of the results that may be expected for the year ending March 31, 2005, or any other period.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

The accounting policies followed by the Companies and other information are contained in Note 1 to the Companies’ financial statements in the March 31, 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Combined Financial Statements

The financial statements of III, EMC and M&A are combined because each company is owned beneficially by identical stockholders. All significant inter-company accounts and transactions have been eliminated in the combination.

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

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Reclassification

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 3   UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's combined financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has a combined accumulated deficit of $1,698,940 at June 30, 2004. The Company has net losses of $33,064 and $108,921 in the three month periods ended June 30, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

NOTE 4 STOCKHOLDERS’ DEFICIT

The following is an analysis of activities in the Stockholders' Deficit for the three month periods ended June 30, 2004:

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Internet Infinity and Subsidiary:

	Preferred Stock		Common Stock
	$.001 par value, 10,000,000		$.001 par value, 20,000,000
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance

Balance at
March 31, 2004	-	$ -	18,718,780	$ 18,719	$735,451	$ (1,428,906)	$ (674,736)

Net (loss) for quarter	-	-	-	-	-	(28,220)	(28,220)

Balance at
June 30, 2004	-	$ -	18,718,780	$ 18,719	$735,451	$ (1,457,126)	$ (702,956)

Morris & Associates, Inc.:

	Preferred Stock		Common Stock
	$.001 par value, 10,000,000		$.001 par value, 20,000,000
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance

Balance at
March 31, 2004	-	$ -	500,000	$ 500	$ -	$ (77,803)	$ (75,303)

Net (loss) for quarter	-	-	-	-	-	(1,758)	(1,758)

Balance at
June 30, 2004	-	$ -	500,000	$ 500	$ -	$ (77,561)	$ (77,061)

Electronic Media Central Corporation:

	Preferred Stock		Common Stock
	$.001 par value, 10,000,000		$.001 par value, 20,000,000
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance

Balance at
March 31, 2004	-	$ -	1,000,000	$ 1,000	$ 22,600	$ (161,167)	$ (137,567)

Net (loss) for quarter	-	-	-	-	-	(3,087)	(3,087)

Balance at
June 30, 2004	-	$ -	1,000,000	$ 1,000	$ 22,600	$ (164,254)	$ (140,654)

Combined:

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance

Balance at
June 30, 2004	-	$ -	20,218,718	$ 20,219	$ 758,051	$(1,698,941)	$ (920,671)

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Information regarding EMC is as follows:

	For the three month periods
	ended June 30,

	2004	2003

Net Sales	$66,566	$74,575
Cost and Expenses	(68,854)	(88,026)

Loss Before Income Taxes	(2,287)	(13,451)

Income Taxes	(800)	(800)

Net Loss	$(3,087)	$(14,251)

	As on June 30,

	2004	2003

Current Assets	$31,542	$32,316
Other Assets	62,771	12,384

Total Assets	$94,312	$44,700

Current Liabilities	$234,966	$72,374
Long-Term Liabilities	-	124,200
Stockholders’ (Deficit)	(140,654)	(151,874)

Total Liabilities and Stockholders’ Equity	$94,312	$44,700

Information regarding M&A is as follows:

	For the three month periods
	ended June 30,

	2004	2003

Net Sales	$1,027	$1,456
Cost and Expenses	(1,985)	(20,212)

(Loss) Before Income Taxes	(958)	(18,756)

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Income Taxes	(800)	(800)

Net (Loss)	$(1,758)	$(19,556)

	As on June 30,

	2004	2003

Current Assets	$17,410	$1,327
Other Assets	-	500

Total Assets	$17,410	$1,827

Current Liabilities	$94,471	$91,309
Long-Term Liabilities	-	-
Stockholders’ (Deficit)	(77,061)	(89,482)

Total Liabilities and Stockholders’ Equity	$ 17,410	$ 1,827

NOTE 5   NOTES PAYABLE

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended June 30, 2004 and 2003 is $ 670.	$27,000

L&M Media, Inc. (related through common officer) – Accounts payable for purchases, converted in to a Note in the year ended March 31, 2004. The Note is due on demand, with interest of 6 % payable annually. Interest expense for the three month period ended June 30, 2004 is $ 536	35,755

Total notes payable	$62,755

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 6   RELATED ENTITIES TRANSACTIONS

The Company has notes payable to related parties on June 30, 2004 as per follows:

Notes Payable to:
Anna Moras (Mother of the president of the Company), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the three month periods ended June 30, 2004 and 2003 is $ 220.	$14,652
Apple Realty, Inc. (related through common officer), secured by assets of III. Interest shall accrue at 6% per annum, due and payable April 1, 2004. This note is in connection with consulting fees owed. Interest expense for the three month periods ended June 30, 2004 and 2003 is $ 6,087 and $ 5,734	417,896

Total notes payable – related parties	$432,548

NOTE 7   DUE TO OFFICER

Due to officer on June 30, 2004 was as per follows:

Unsecured note payable to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000. George Morris is the President of III. The Company has not made any principle payments to George Morris. Interest expense for the three month periods ended June 30, 2004 and 2003 is $ 4,592 and $ 1,951	$307,090

Less Current Portion	268,517

Long-Term Portion	$38,573

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Maturities of due to officer are as follows:

For the year ending June 30,	Classification	Amount

Interest payable	Current	$60,497
2004	Current	163,020
2005	Current	45,000
2006	Long-term	27,000
2007	Long-term	11,573

		$307,090

NOTE 8   CONCENTRATIONS OF CREDIT RISK

For the three months ended June 30, 2004, revenue from one customer represents 100% of the Company’s total revenue. Accounts receivable outstanding from this customer as of June 30, 2004 is $ 23,326.

For the three months ended June 30, 2004 and 2003, the Company has one vendor who represents 100% of total purchases. Accounts payable outstanding as of June 30, 2004 for this supplier is $ 27,987.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Sales

Internet Infinity revenues for Q1 2005 were $67,667, an 11% decrease in revenues from Q1 2004 of $75,699.
Cost of Sales

Our cost of sales decreased to $42,849 for Q1 2005 (63.3 % of sales), as compared to $48,503 for Q1 2004 (64.1% of sales). This decrease in the cost of sales of $5,654 is due to fewer sales.

Gross Margin

The company’s gross margin decreased to $24,818 for Q1 2005 (36.7 % of sales), from $27,196 for Q1 2004 (35.9% of sales). This increase of percentage of gross margin is attributable to a lower percentage cost of sales.

Operating Expenses

Operating expenses for Q1 2005 decreased to $42,719 (63.1% of sales), from $125,142 (165% of sales), for Q1 2004. This decrease in operating expenses is primarily due to a $75,408 reduction in consulting fees paid to a related party and a $10,438 reduction in professional fees.

Net Income (Loss)

The company had a net loss of $33,065 in Q1 2005 (48.9 % of sales), as compared with a net loss of $108,921 in Q1 2004 (144% of sales). The cause for the change in net loss of $75,856 is discussed in the previous sections.

Balance Sheet Items

Our cash position increased from $5,394 at June 30, 2003 (Q1 2004) by $5,776 to $11,170 at June 30, 2004 (Q1 2005).

Item 3.       Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

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

Item 2.       Changes in Securities

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*
3	Articles of Incorporation of Internet Infinity, Inc.*
3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*
3.2	Bylaws of Internet Infinity, Inc.*
10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc.
and Lord & Morris Productions, Inc.*
10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet
Infinity, Inc.*
10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*
10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**
14	Code of Ethics for CEO and Senior Financial Officers+
16	Letter of July 9, 2003 of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agreeing with the statements made in the Form 8-K filed on July 9, 2003 by Internet Infinity, Inc., concerning Internet Infinity’s change of principal independent accountants.***
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.

**Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.

***Previously filed with Form 8-K 07-02-03; Commission File No. 0-27633 incorporated herein.

+Previously filed with Form 10-KSB; Commission File No. 0-27633 incorporated herein.

(b)  Forms 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNET INFINITY, INC.

Date: August 18, 2004	By:	/s/ George Morris
George Morris
Chairman and Chief Executive Officer

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*
3	Articles of Incorporation of Internet Infinity, Inc.*
3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*
3.2	Bylaws of Internet Infinity, Inc.*
10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc.
and Lord & Morris Productions, Inc.*
10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet
Infinity, Inc.*
10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*
10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**
14	Code of Ethics for CEO and Senior Financial Officers+
16	Letter of July 9, 2003 of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agreeing with the statements made in the Form 8-K filed on July 9, 2003 by Internet Infinity, Inc., concerning Internet Infinity’s change of principal independent accountants.***
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.
**Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.
***Previously filed with Form 8-K 07-02-03; Commission File No. 0-27633 incorporated herein.
+Previously filed with Form 10-KSB; Commission File No. 0-27633 incorporated herein.

1