Form 10KSB/A
period 2004-03-31
INTERNET INFINITY INC
filed 2004-08-31
CIK 1020302

FULLER, TUBB, POMEROY & STOKES
A PROFESSIONAL CORPORATION
ATTORNEYS AT LAW
201 ROBERT S. KERR AVE., SUITE 1000
OKLAHOMA CITY, OK 73102
G.M. FULLER (1920-1999)                                     TELEPHONE: 405-235-2575
JERRY TUBB                                            FACSIMILE: 405-232-8384
DAVID POMEROY
TERRY STOKES

___________

OF COUNSEL:
MICHAEL A. BICKFORD                                    THOMAS J. KENAN E-MAIL:
THOMAS J. KENAN                                        kenan@ftpslaw.com
ROLAND TAGUE
DAN M. PETERS
August 27, 2004

Securities and Exchange Commission
Division of Corporation Finance
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:   Amendment 1 to Annual Report on Form 10-KSB
  for the fiscal year ended March 31, 2004
  Internet Infinity, Inc., Commission File No. 0-27633

Gentlemen:

As counsel to Internet Infinity, Inc., I enclose Amendment No. 1 to its Form 10-KSB for the fiscal year ended March 31, 2004. This amendment corrects a typographical error in the value of the common stock shown on the Balance Sheet. The amendment also adds pages 15 and 16 which are the Statements of Stockholders’ Equity (Deficit) for Morris & Associates, Inc. and Electronic Media Central Corporation which are combined with that of Internet Infinity (page 14) for the total accumulated deficit shown on the Balance Sheet. These two statements were inadvertently omitted in the original filing.

We are providing by FedEx, as courtesy copies, three redlined hard copies as well as three hard copies of the filed version of the Amended Form 10-KSB.

If there are questions or matters that could be resolved more effectively by telephone, please call me at 405-235-2575. My fax number is 405-232-8384.

Sincerely,

/s/ Thomas J. Kenan

Thomas J. Kenan

Attachment

cc:   George Morris (w/attachment)
 Hamid Kabani, C.P.A. (w/attachment)

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

ii

iii

Item 10	Executive Compensation	36
Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	37
Item 12	Certain Relationships and Related Transactions	38
Item 13	Exhibits and Reports on Form 8-K	39
	(a) Exhibits	39
	(b) Reports on Form 8-K	41
Item 14	Principal Accountant Fees and Services	41
Signatures		42

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
ITEM 7.   FINANCIAL STATEMENTS

Independent Auditors’ Report	11
Combined/Consolidated Balance Sheet March 31, 2004	12
Combined/Consolidated Statements of Operations March 31, 2004	13
Combined/Consolidated Statements of Stockholders’ Equity (Deficit)
for the Years Ended March 31, 2004 and 2003	14
Combined/Consolidated Statements of Cash Flows for the Years
Ended March 31, 2004 and 2003	17
Notes to Combined/Consolidated Financial Statements March 31, 2004	18

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

KABANI & COMPANY, INC.

Fountain Valley, California
June 30, 2004

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED BALANCE SHEET
MARCH 31, 2004
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,333
Accounts receivable, net of allowance of doubtful accounts
of $4,070	34,475

$38,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$150,641
Note payable	62,755
Note Payable - related parties	430,948
Due to officer	234,497

Total current liabilities	878,841

LONG TERM LIABILITIES:
Due to Officer	47,573

Total liabilities	926,414

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding	-
Common stock	39,219
Additional paid in capital	739,051
Accumulated deficit	(1,665,876)

Total stockholders' deficit	(887,606)

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

Internet Infinity, Inc.
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

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

Morris & Associates, Inc.
						Total
	Common stock					stockholders'

	Number of		Additional	Subscription	Accumulated	Equity
	shares	Amount	paid in capital	receivable	deficit	deficit

Balance as of March 31,2002	500,000	$500	$-	$-	$-	$500

Net loss for the year	-	-	-	-	(76,694)	(76,694)

Balance as of March 31, 2003	500,000	500	-	-	(76,694)	(76,194)

Net loss for the year	-	-	-	-	891	891

Balance as of March 31, 2004	500,000	$500	$-	$-	$(75,803)	$(75,303)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

Electronic Media Central Corporation
						Total
	Common stock					stockholders'

	Number of		Additional	Subscription	Accumulated	Equity
	shares	Amount	paid in capital	receivable	deficit	deficit

Balance as of March 31,2002	500,000	$10,000	$-	$-	$(66,527)	$(56,527)

Shares issued	500,000	10,000	3,600			13,600

Net loss for the year	-	-	-	-	(94,696)	(94,696)

Balance as of March 31, 2003	1,000,000	20,000	3,600	-	(161,223)	(137,623)

Net loss for the year					56	56

Balance as of March 31, 2004	1,000,000	$20,000	$3,600	$-	$(161,167)	$(137,567)

Consolidated Balance as of March 31, 2004	20,218,780	$39,219	$739,051	$-	$(1,665,876)	$(887,606)

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,592)	$(376,491)
Adjustments to reconcile net loss to net cash used in
operating activities:
Debt incurrent for consulting fees	-	240,000
Stock issued for consulting fees	-	1,000
Decrease (Increase) in accounts receivable	(6,812)	17,292
(Decrease) in allowance for doubtful accounts	-	(3,300)
Increase in accounts payable and accrued expenses	13,194	32,490
Increase (Decrease) in accounts payable payable-related company	892	5,197
(Decrease) in income tax payable	-	(1,222)

Net cash used in operating activities	(180,318)	(85,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in note receivable-related company	-	3,350

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to officer	53,554	83,857
Proceeds from notes payable - related party	119,855	4,200

Net cash provided by financing activities	173,409	88,057

NET INCREASE ( DECREASE) IN CASH & CASH EQUIVALENTS	(6,909)	6,373

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	11,242	4,869

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,333	$11,242

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$36,000	$34,751

Taxes paid during the year	$-	$3,600

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reduction of unpaid stock subscription against additional paid-in capital	$-	$385,417

Reduction of unpaid stock subscription against note payable- related entity	$-	$111,404

Common stock issued for conversion of notes and loans payable	$-	$124,600

Stock dividend of Morris & Associates, Inc. shares issued to Internet
Infinity, Inc.'s stockholders	$-	$500

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
    +Previously filed with Form 10-KSB 03-31-04; Commission File No. 0-27633 incorporated herein.
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

INTERNET INFINITY, INC.

Date: August 26, 2004	By:	/s/ George Morris
George Moris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 26, 2004	By:	/s/ George Morris
George Morris
Chief Financial Officer, Chief Executive Officer and Director

Date: August 26, 2004	By:	/s/ Roger Casas
Roger Casas
Director

Date: August 26, 2004	By:	/s/ Shirlene Bradshaw
Shirlene Bradshaw
Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS
AMENDMENT NO. 1 TO FORM 10-KSB
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

1

   *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.
           **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633
            incorporated herein.
           ***Previously filed with Form 8-K 07-02-03; Commission File No. 0-27633 incorporated herein.
+Previously filed with Form 10-KSB 03-31-04; Commission File No. 0-27633 incorporated herein.

2