Form 10QSB
period 2004-09-30
INTERNET INFINITY INC
filed 2004-11-22
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

As of November 17, 2004, there were 20,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Page

Combined Balance Sheet (Unaudited) at September 30, 2004	4
Combined Statements of Operations (Unaudited)
for the Three Month Periods Ended
September 30, 2004 and 2003
and the Six Month Periods Ended
September 30, 2004 and 2003	5
Combined Statements of Cash Flows (Unaudited) for the
Six Month Periods Ended September 30, 2004 and 2003	6
Notes to Unaudited Combined Financial Statements	7

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$3,375
Accounts receivable, net of allowance of doubtful accounts
of $4,070	27,530

INTANGIBLE ASSETS:
Website technology costs, net	66,500

$97,405

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$151,403
Note payable	27,000
Note payable - related parties	14,652
Due to officer	50,903
Total current liabilities	243,958

LONG TERM LIABILITIES:
Note payable	35,755
Note payable - related parties	409,496
Due to officer	353,995
Total long term liabilities	799,246

Total liabilities	1,043,204

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding	-
Common stock, $.001 par value; 80,000,000 shares
authorized and 20,718,780 outstanding	20,719
Additional paid in capital	758,051
Accumulated deficit	(1,724,569)
Total stockholders' deficit	(945,799)

$97,405

The accompanying notes are an integral part of these combined financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods		For the Six Month Periods
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Revenues	$52,586	$90,023	$120,253	$165,722

Cost of sales - purchases	22,771	57,484	65,620	105,987

Gross Profit	29,815	32,539	54,633	59,735

Operating expenses
Professional fees	10,948	12,387	21,175	33,052
Salaries and related expenses	17,417	15,528	34,731	30,438
Consulting fees to related party	-	48,570	-	123,978
Other	13,794	15,502	28,970	29,661
Total operating expenses	42,159	91,987	84,876	217,129

Loss from Operations	(12,344)	(59,448)	(30,243)	(157,394)

Non-operating income (expense):
Interest expense	(13,285)	(11,823)	(26,050)	(20,398)
Total other income (expense)	(13,285)	(11,823)	(26,050)	(20,398)

Loss before income taxes	(25,629)	(71,271)	(56,293)	(177,792)

Provision for income taxes	-	-	2,400	2,400

Net loss	$(25,629)	$(71,271)	$(58,693)	$(180,192)

Basic & diluted weighted average number of
common stock outstanding	21,610,084	20,218,780	20,350,107	20,218,780

Basic & diluted net loss per share	$(0.001)	$(0.006)	$(0.003)	$(0.015)

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these combined financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Month Periods
	Ended September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,693)	$(180,192)
Adjustments to reconcile net loss to net cash used in
operating activities:
Decrease (increase) in accounts receivable	6,945	(24,532)
Increase (decrease) in accounts payable and accrued expenses	762	66,136
Increase (decrease) in accounts payable-related company	-	697
Increase in note payable related entity issued for consulting fees	-	105,000

Net cash used in operating activities	(50,986)	(32,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to officer	56,828	31,571
Payment on notes payable - related parties	(6,800)	-

Net used provided by financing activities	50,028	31,571

NET ( DECREASE) IN CASH & CASH EQUIVALENTS	(958)	(1,320)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,333	11,242

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,375	$9,922

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$15,000	$15,000

Taxes paid during the year	$-	$4,378

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Increase in note payable - related entity issued for consulting fees	$-	$105,000

Common stock issued for conversion of notes and loans payable	$500	$-

The accompanying notes are an integral part of these combined financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

Internet Infinity, Inc.
						Total
	Common stock					stockholders'
	Number of		Additional	Subscription	Accumulated	Equity
	shares	Amount	paid in capital	receivable	deficit	deficit
Balance as of March 31, 2002	10,718,780	$10,719	$1,016,868	$(496,821)	$(1,034,766)	$(504,000)

Unpaid stock subscription reversed	-	-	(385,417)	496,821	-	111,404

Stock dividend (Note 15)	-	-	-	-	(500)	(500)

Shares issued for relief (Note 8)	8,000,000	8,000	104,000	-	-	112,000

Net loss for the year	-	-	-	-	(205,101)	(205,101)

Balance as of March 31, 2003	18,718,780	18,719	735,451	-	(1,240,367)	(486,197)

Net loss for the year	-	-	-	-	(188,539)	(188,539)

Balance as of March 31, 2004	18,718,780	$18,719	$735,451	$-	$(1,428,906)	$(674,736)

Net loss for the year	-	-	-	-	(45,548)	(45,548)

Balance as of September 30, 2004	18,718,780	$18,719	$735,451	$-	$(1,474,454)	$(720,284)

The accompanying notes are an integral part of these combined financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

Morris & Associates, Inc.
						Total
	Common stock					stockholders'
	Number of		Additional	Subscription	Accumulated	Equity
	shares	Amount	paid in capital	receivable	deficit	deficit
Balance as of March 31, 2002	500,000	$500	$-	$-	$-	$500

Net loss for the year	-	-	-	-	(76,694)	(76,694)

Balance as of March 31, 2003	500,000	500	-	-	(76,694)	(76,194)

Net loss for the year	-	-	-	-	891	891

Balance as of March 31, 2004	500,000	$500	$-	$-	$(75,803)	$(75,303)

Issuance of stock for services	500,000	500	-	-	-	500

Net loss for the year	-	-	-	-	(9,883)	(9,883)

Balance as of September 30, 2004	1,000,000	$1,000	$-	$-	$(85,686)	$(84,686)

The accompanying notes are an integral part of these combined financial statements.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

Electronic Media Central Corporation
						Total
	Common stock					stockholders'
	Number of		Additional	Subscription	Accumulated	Equity
	shares	Amount	paid in capital	receivable	deficit	deficit
Balance as of March 31, 2001	10,000,000	$10,000	$	(9,999)	$123,984	123,985

Reverse Split (Note 4)	(9,500,000)	(9,500)	9,500			-

Payment from Stockholder				9,999		9,999

Net loss for the year					(190,511)	(190,511)

Balance as of March 31,2002	500,000	$500	$9,500	$-	$(66,527)	$(56,527)

Shares issued	500,000	500	13,100			13,600

Net loss for the year	-	-	-	-	(94,696)	(94,696)

Balance as of March 31, 2003	1,000,000	1,000	22,600	-	(161,223)	(137,623)

Net loss for the year					56	56

Balance as of March 31, 2004	1,000,000	$1,000	$22,600	$-	$(161,167)	$(137,567)

Net loss for the year					(3,262)	(3,262)

Balance as of September 30, 2004	1,000,000	$1,000	$22,600	$-	$(164,429)	$(140,829)

Consolidated Balance as of September 30, 2004	20,718,780	$20,719	$758,051	$-	$(1,724,569)	$(945,799)

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

NOTE 2    BASIS OF PRESENTATION

The accompanying unaudited condensed combined financial statements have been prepared by Internet Infinity, Inc., Morris and Associates, Inc. and Electronic Media Central Corporation (the Companies), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2004, and the results of operations and cash flows for the related interim periods ended September 30, 2004 and 2003. The results of operations for the quarter and year-to-date periods ended are not necessarily indicative of the results that may be expected for the year ending March 31, 2005, or any other period.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

Reclassification

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 3    UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's combined financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has a combined accumulated deficit of $1,724,569 at September 30, 2004. The Company has net losses of $58,693 and $180,192 in the six month periods ended September 30, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 4    STOCKHOLDERS’ DEFICIT

On July 20, 2004, Morris & Associates issued 500,000 shares of stock to George Morris for services. The shares issued have been recorded at the par value since M&A has negative worth and is a privately held company.

The following is an analysis of activities in the Stockholders' Deficit for the six month periods ended September 30, 2004:

Internet Infinity and Subsidiary:

	Preferred Stock		Common Stock
	$.001 par value, 10,000,000		$.001 par value, 20,000,000
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance
Balance at
March 31, 2004	-	$-	18,718,780	$18,719	$735,451	$(1,428,906)	$(674,736)

Net (loss) for quarter	-	-	-	-	-	(45,548)	(45,548)

Balance at
September 30, 2004	-	$-	18,718,780	$18,719	$735,451	$(1,474,454)	$(720,284)

Morris & Associates, Inc.

	Preferred Stock		Common Stock
	$.001 par value, 10,000,000		$.001 par value, 20,000,00
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance
Balance at
March 31, 2004	-	-	500,000	$500	$-	$(75,803)	$(75,303)

Issuance of shares for services	-	-	500,000	500	-	-	500

Net (loss) for quarter	-	-	-	-	-	(9,883)	(9,883)

Balance at
September 30, 2004	-	$-	1,000,000	$1,000	$-	$(85,686)	$(84,686)

Electronic Media Central Corporation:

	Preferred Stock		Common Stock
	$.001 par value, 10,000,000		$.001 par value, 20,000,000
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance
Balance at
March 31, 2004	-	$-	1,000,000	$1,000	$22,600	$(161,167)	$(137,567)

Net (loss) for quarter	-	-	-	-	-	(3,262)	(3,262)

Balance at
September 30, 2004	-	$-	1,000,000	$1,000	$22,600	$(164,429)	$(140,829)

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Combined:
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance

Balance at
September 30, 2004	-	$-	20,718,718	$20,719	$758,051	$(1,724,569)	$(945,799)

Information regarding EMC is as follows:

	For the six month periods
	ended September 30,
	2004	2003

Net Sales	$108,228	$162,344
Cost and Expenses	(110,690)	(186,746)

Loss Before Income Taxes	(2,462)	(24,402)

Income Taxes	(800)	(800)

Net Loss	$(3,262)	$(25,202)

	As of September 30,

	2004	2003

Current Assets	$27,935	$56,101
Other Assets	73,165	23,601

Total Assets	$101,100	$79,702

Current Liabilities	$78,817	$103,327
Long-Term Liabilities	163,112	139,200
Stockholders’ (Deficit)	(140,829)	(162,825)

Total Liabilities and Stockholders’ Equity	$101,100	$79,702

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Information regarding M&A is as follows:

	For the six month periods
	ended September 30,

	2004	2003

Net Sales	$1,870	$2,521
Cost and Expenses	(10,953)	(23,534)

(Loss) Before Income Taxes	(9,083)	(21,013)

Income Taxes	(800)	(800)

Net (Loss)	$(9,883)	$(21,813)

	As on September 30,

	2004	2003

Current Assets	$15,319	$2,467
Other Assets	-	1,070

Total Assets	$15,319	$3,537

Current Liabilities	$17,342	$2,535
Long-Term Liabilities	82,663	91,941
Stockholders’ (Deficit)	(84,686)	(90,939)

Total Liabilities and Stockholders’ Equity	$15,319	$3,537

NOTE 5    NOTES PAYABLE

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the six month periods ended September 30, 2004 and 2003 is $ 1,260.	$27,000

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

L&M Media, Inc. (related through common officer) - Accounts payable for purchases, converted in to a Note in the year ended March 31, 2004. The Note is due on October 1, 2005 with interest of 6 % payable annually. Interest expense for the six month periods ended September 30, 2004 and 2003 are $ 1,130 and $ 1,073 respectively.	35,755

Total notes payable	$62,755

NOTE 6    RELATED ENTITIES TRANSACTIONS

The Company has notes payable to related parties on September 30, 2004 as per follows:

Notes Payable to:

Current:
Anna Moras (Mother of the president of the Company), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the six month periods ended September 30, 2004 and 2003 are $ 751 and 708 respectively.
$ 14,652

Long Term: Apple Realty, Inc. (related through common officer), secured by assets of III. Interest shall accrue at 6% per annum, due and payable October 1, 2005. This note is in connection with consulting fees owed. Interest expense for the six month periods ended September 30, 2004 and 2003 are $ 13,995 and $ 10,708 respectively.	409,496

Total notes payable - related parties	$ 424,148

On September 1, 2004, the Company entered into a consulting agreement with Apple Realty, Inc. The agreement states that the Company shall charge $ 10,000 per month for providing consulting services which will be offset against the notes owed by the Company. The Company charged $10,000 during the period which has been offset against the notes owed by the Company.

On September 29, 2004, the Company entered into an agreement with the president of the Company to purchase the website technology which is in the development stage. The Company recorded the asset at the historical cost to the president of the Company. The intangible asset has been recorded at the value of $ 66,500.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 7    DUE TO OFFICER

Due to officer on September 30, 2004 was as per follows:

Unsecured note payable to George Morris, with interest at 6% per annum due October 1, 2005 with monthly installments of $3,000 beginning June 30, 2000. George Morris is the President of III. The Company has not made any principle payments to George Morris.
Interest expense for the six month periods ended September 30, 2004 and 2003 is $ 5,153 and $ 7,126
$ 404,898

Less Current Portion	50,903

Long-Term Portion	$ 353,995

Maturities of due to officer are as follows:

For the year ending September 30,	Classification	Amount

Interest payable	Current	$ 50,903
2006	Long-term	353,995

		$ 404,898

NOTE 8    CONCENTRATIONS OF CREDIT RISK

For the six months ended September 30, 2004, revenue from one customer represents 100% of the Company’s total revenue. Accounts receivable outstanding from this customer as of September 30, 2004 is $ 28,699.

For the six months ended September 30, 2004 and 2003, the Company has one vendor who represents 100% of total purchases. Accounts payable outstanding as of September 30, 2004 for this supplier is $ 28,525.

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 9    ACQUISITION OF INTANGIBLE ASSET

On September 29, 2004, the Company entered into an agreement with the president of the Company to purchase the website technology which is in the development stage. The Company recorded the asset at the historical cost to the president of the Company. The intangible asset has been recorded at the value of $ 66,500.

Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). The Company is accounting for Website Technology costs under the capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." There was no amortization for the six month period ended September 30, 2004. Amortization will begin from the date when the Website becomes operational.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended September 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004

Sales

Internet Infinity revenues for Q2 2005 were $52,586, a 42% decrease in revenues from Q2 2004 of $90,023. This reduction in sales is attributable to reduced sales to some of our regular customers.

Cost of Sales - Gross Margin

Our cost of sales decreased to $22,771 for Q2 2005 (43.3 % of sales), as compared to $57,484 for Q2 2004 (63.9% of sales). This decrease in the cost of sales was attributable to lower sales to our regular customers. This reduction in the cost of sales percentage from 63.9% to 43.3% is attributable to higher negotiated prices on sales. Gross margin improved from 36.1% to 56.7% due to the lower cost of sales.

Operating Expenses

Operating expenses for Q2 2005 decreased to $42,159 (80.2% of sales), from $91,987 (102% of sales), for Q2 2004. This decrease in operating expenses is primarily due to a $48,570 reduction in consulting fees paid to a related party and a $1,439 reduction in professional fees.

Net Income (Loss)

The company had a net loss of $25,629 in Q2 2005 (49% of sales), as compared with a net loss of $72,271 in Q2 2004 (79% of sales). The cause for the reduction in net loss of $45,642 is discussed in the previous sections.

Balance Sheet Items

Our cash position decreased from $9,922 at September 30, 2003 (Q2 2004) by $6,547 to $3,375 at September 30, 2004 (Q2 2005).

Results of Operations - First Half of Fiscal Year 2005 Compared to First Half of Fiscal Year 2004

Sales

Internet Infinity revenues for the first half of FY 2005 were $120,253, a $45,469 or 27.4% decrease in revenues from $165,722 in the first half of FY 2004. The decrease in sales was attributable to a slowing in purchases by our regular customers.

Cost of Sales - Gross Margin

Our cost of sales decreased to $65,620 for the first half of FY 2005, or 54.6% of sales, as compared with $105,987 for the first half of FY 2004, or 64% of sales. This 94 percentage decrease in the cost of sales is due to the normal bidding process creating variance in gross profit.

Operating Expenses

Operating expenses for the first half of FY 2005 decreased to $84,876 or 70.6% of sales, from $217,129, or 131% of sales, for the first half of FY 2004. This 60.4 percentage decrease in operating expenses is primarily due to a decrease of $123,978 in consulting fees paid to a related party.

Net Income (Loss)

We had a net loss of $58,693 in the first half of FY 2005, or 48.8% of sales, as compared with a net loss of $180,192 in the first half of FY 2004, or 109% of sales. The cause of the decrease in the net loss of $121,499 is attributed to a reduction of $123,978 in consulting fees paid to a related party.

Financial Conditions

At September 30, 2004 we had a working capital deficit of $213,053 consisting of current assets totaling $30,905 and current liabilities totaling $243,958. The September 30, 2004 working capital deficit decreased by $468,921 as compared to the September 30, 2003 working capital deficit balance of $681,974. The decrease in the working capital deficit was primarily due to a $463,051 decrease in notes payable to a related party. During the six months ended September 30, 2004, we used cash of only $958 as compared to $1,320 in cash used during the six months ended September 30, 2003. We used $50,986 of cash in operating activities, which was primarily due to a net loss for the six months ended September 30, 2004 of $58,693, offset by a decrease of $6,945 in accounts receivable and an increase of $762 in accounts payable.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*

3	Articles of Incorporation of Internet Infinity, Inc.*

3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*

3.2	Bylaws of Internet Infinity, Inc.*

10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*

10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*

10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*

10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**

14	Code of Ethics for CEO and Senior Financial Officers+

16
Letter of July 9, 2003 of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agreeing with the statements made in the
Form-K filed on July 9, 2003 by Internet Infinity, Inc., concerning Internet Infinity’s change of principal
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

INTERNET INFINITY, INC.

Date: November 18, 2004	By:	/s/ George Morris
George Morris
Chairman and Chief Executive Officer

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

1

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

2