Form 10QSB
period 2004-12-31
INTERNET INFINITY INC
filed 2005-02-22
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

As of February 14, 2005, there were 20,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

1

2

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
Page

Combined Balance Sheet (Unaudited) at December 31, 2004	4
Combined Statements of Operations (Unaudited)
for the Three Month Periods Ended
December 31, 2004 and 2003
and the Nine Month Periods Ended
December 31, 2004 and 2003	5
Combined Statements of Cash Flows (Unaudited) for the
Nine Month Periods Ended December 31, 2004 and 2003	6
Combined Statements of Stockholders’ Equity (Deficit)
for the Years Ended December 31, 2004 and 2003	7
Notes to Unaudited Combined Financial Statements	10

3

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED BALANCE SHEET
DECEMBER 31, 2004
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$9,089
Accounts receivable, net of allowance of doubtful accounts
of $4,070	53,741

INTANGIBLE ASSETS:
Website technology costs, net	66,500

$129,329

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$159,199
Note payable	27,000
Note payable - related parties	14,652
Due to officer	47,908
Total current liabilities	248,758

LONG TERM LIABILITIES:
Note payable	35,755
Note payable - related parties	401,096
Due to officer	401,578
Total long term liabilities	838,429

Total liabilities	1,087,188

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding	-
Common stock, $.001 par value; 80,000,000 shares
authorized and 20,718,780 outstanding	39,719
Additional paid in capital	739,051
Accumulated deficit	(1,736,629)
Total stockholders' deficit	(957,859)

$129,329

The accompanying notes are an integral part of these unaudited condensed combined financial statements
4

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods		For the Nine Month Periods
	Ended December 31,		Ended December 31,

	2004	2003	2004	2003

Revenues	$70,142	$86,658	$190,395	$252,380

Cost of sales - purchases	19,516	53,902	85,136	159,889

Gross Profit	50,626	32,756	105,259	92,491

Operating expenses
Professional fees	5,513	7,837	26,688	40,889
Salaries and related expenses	17,502	15,903	52,233	46,341
Consulting fees to related party	11,000	(3,378)	11,000.00	120,600
Other	14,867	10,478	43,837	40,139
Total operating expenses	48,882	30,840	133,758	247,969

Income (loss) from Operations	1,744	1,916	(28,499)	(155,478)

Non-operating income (expense):
Interest expense	(13,804)	(12,834)	(39,854)	(33,232)
Gain on settlement of debts-related party		30,000		30,000
Total other income (expense)	(13,804)	17,166	(39,854)	(3,232)

Income (loss) before income taxes	(12,060)	19,082	(68,353)	(158,710)

Provision for income taxes	-	-	2,400	2,400

Net income (loss)	$(12,060)	$19,082	$(70,753)	$(161,110)

Basic & diluted weighted average number of
common stock outstanding	20,718,780	20,218,780	20,516,962	20,218,780

Basic & diluted net income (loss) per share	$(0.001)	$(0.001)	$(0.003)	$(0.014)

The accompanying notes are an integral part of these unaudited condensed combined financial statements
5

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Month Periods
	Ended December 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,753)	$(161,110)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on settlement of debt - related party	-	(30,000)
Decrease (increase) in accounts receivable	(19,266)	(24,532)
Increase (decrease) in accounts payable and accrued expenses	8,559	69,916
Increase (decrease) in accounts payable-related company	-	697
Increase in note payable related entity issued for consulting fees	-	105,000
Net cash used in operating activities	(81,460)	(40,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in note receivable - related company	-	25,855

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to officer	101,416	31,571
Payment on notes payable - related parties	(15,200)	-
Net used provided by financing activities	86,216	31,571

NET INCREASE ( DECREASE) IN CASH & CASH EQUIVALENTS	4,756	(8,458)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,333	11,242

CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,089	$2,784

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$27,000	$15,000

Taxes paid during the year	$-	$4,378

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for conversion of notes and loans payable	$500	$-

The accompanying notes are an integral part of these unaudited condensed combined financial statements
6

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

INTERNET INFINITY, INC.
						Total
	Common stock					stockholders'
	Number of		Additional	Subscription	Accumulated	Equity
	Shares	Amount	paid in capital	receivable	deficit	deficit
Balance as of March 31,2002	10,718,780	$10,719	$1,016,868	$(496,821)	$(1,034,766)	$(504,000)

Unpaid stock subscription reversed	-	-	(385,417)	496,821	-	111,404

Stock dividend (Note 15)	-	-	-	-	(500)	(500)

Shares issued for relief (Note 8)	8,000,000	8,000	104,000	-	-	112,000

Net loss for the year	-	-	-	-	(205,101)	(205,101)

Balance as of March 31, 2003	18,718,780	18,719	735,451	-	(1,240,367)	(486,197)

Net loss for the year	-	-	-	-	(188,539)	(188,539)

Balance as of March 31, 2004	18,718,780	$18,719	$735,451	$-	$(1,428,906)	$(674,736)

Net loss for the year	-	-	-	-	(69,959)	(69,959)

Balance as of December 31, 2004	18,718,780	$18,719	$735,451	$-	$(1,498,865)	$(744,695)

The accompanying notes are an integral part of these unaudited condensed combined financial statements
7

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

MORRIS & ASSOCIATES, INC.
						Total
	Common stock					stockholders'
	Number of		Additional	Subscription	Accumulated	Equity
	Shares	Amount	paid in capital	receivable	deficit	deficit
Balance as of March 31,2002	500,000	$500	$-	$-	$-	$500

Net loss for the year	-	-	-	-	(76,694)	(76,694)

Balance as of March 31, 2003	500,000	500	-	-	(76,694)	(76,194)

Net loss for the year	-	-	-	-	891	891

Balance as of March 31, 2004	500,000	$500	$-	$-	$(75,803)	$(75,303)

Issuance of stock for services	500,000	500	-	-	-	500

Net loss for the year	-	-	-	-	(15,807)	(15,807)

Balance as of December 31, 2004	1,000,000	$1,000	$-	$-	$(91,610)	$(90,610)

The accompanying notes are an integral part of these unaudited condensed combined financial statements
8

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND
ELECTRONIC MEDIA CENTRAL CORPORATION
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

ELECTRONIC MEDIA CENTRAL CORPORATION
							Total
	Common stock						stockholders'
	Number of		Additional		Subscription	Accumulated	Equity
	Shares	Amount		paid in capital	receivable	deficit	deficit
Balance as of March 31,2001	10,000,000	$10,000	$		$(9,999)	$123,984	123,985

Reverse Split (Note 4)	(9,500,000)	(9,500.00)		9,500.00			-

Payment from Stockholder					9,999		9,999

Net loss for the year						(190,511)	(190,511)

Balance as of March 31,2002	500,000	$500		$9,500.0	$-	$(66,527)	$(56,527)

Shares issued	500,000	500		13,100			13,600

Net loss for the year	-	-		-	-	(94,696)	(94,696)

Balance as of March 31, 2003	1,000,000	1,000		22,600	-	(161,223)	(137,623)

Net loss for the year						56	56

Balance as of March 31, 2004	1,000,000	$1,000		$22,600	$-	$(161,167)	$(137,567)

Net loss for the year						15,013	15,013

Balance as of December 31, 2004	1,000,000	$1,000		$22,600	$-	$(146,154)	$(122,554)

Consolidated Balance as of December 31, 2004	20,718,780	$20,719		$758,051	$-	$(1,736,629)	$(957,859)

The accompanying notes are an integral part of these unaudited condensed combined financial statements
9

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

In December 2004, III entered into a Merger Agreement with a Nevada corporation also named “Internet Infinity, Inc. (herein Internet Nevada). The sole purpose of the merger is to change its domicile from Delaware to Nevada. Internet Nevada shall be the surviving entity of the merger. In the merger, all combined outstanding common shares of the III, M & A and EMC will convert into an identical number of shares of common stock of Internet Nevada.

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

NOTE 2    BASIS OF PRESENTATION

The accompanying unaudited condensed combined financial statements have been prepared by Internet Infinity, Inc., Morris and Associates, Inc. and Electronic Media Central Corporation (the Companies), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2004, and the results of operations and cash flows for the related interim periods ended December 31, 2004 and 2003. The results of operations for the quarter and year-to-date periods ended are not necessarily indicative of the results that may be expected for the year ending March 31, 2005, or any other period.

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

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Recent Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 3    UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's combined financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has a combined accumulated deficit of $1,736,629 at December 31, 2004. The Company has net losses of $70,753 and $161,110 in the nine month periods ended December 31, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following is an analysis of activities in the Stockholders' Deficit for the nine month periods ended December 31, 2004:

Morris & Associates, Inc
	Preferred Stock		Common Stock
	$.001 par value, 10,000,000		$.001 par value, 20,000,000
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit )	Balance
Balance at
March 31, 2004	-	-	500,000	$500	$-	$(75,803)	$(75,303)

Issuance of shares for services	-	-	500,000	500	-	-	500

Net (loss) for quarter	-	-	-	-	-	(15,807)	(15,807)

Balance at
December 31, 2004	-	$-	1,000,000	$1,000	$-	$(91,610)	$(90,610)

Electronic Media Central Corporation:

	Preferred Stock		Common Stock
	$.001 par value, 10,000,000		$.001 par value, 20,000,000
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit )	Balance
Balance at
March 31, 2004	-	$-	1,000,000	$20,000	$3,600	$(161,167)	$(137,567)

Net (loss) for quarter	-	-	-	-	-	15,013	15,013

Balance at
December 31, 2004	-	$-	1,000,000	$20,000	$3,600	$(146,154)	$(122,554)

Combined:

	Preferred Stock		Common Stock		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit	)	Balance
Balance at
December 31, 2004	-	$-	20,718,718	$39,719	$739,051	$(1,736,629)		$(957,859)

Information regarding EMC is as follows:

	For the nine month periods
	ended December 31,

	2004	2003

Net Sales	$167,951	$247,125
Cost and Expenses	(152,137)	(233,386)

Loss Before Income Taxes	15,813	13,739

Income Taxes	(800)	(800)

Net Income	$15,013	$12,939

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

	As of December 31,
	2004	2003

Current Assets	$58,394	$30,899
Other Assets	80,828	42,221

Total Assets	$139,223	$73,120

Current Liabilities	$85,219	$88,604
Long-Term Liabilities	176,557	109,200
Stockholders’ (Deficit)	(122,554)	(124,684)

Total Liabilities and Stockholders’ Equity	$139,223	$73,120

Information regarding M&A is as follows:
	For the nine month periods
	ended December 31,

	2004	2003

Net Sales	$2,289	$3,733
Cost and Expenses	(17,296)	(41,322)

(Loss) Before Income Taxes	(15,007)	(37,589)

Income Taxes	(800)	(800)

Net (Loss)	$(15,807)	$(38,389)

	As on December 31,
	2004	2003

Current Assets	$19,481	$1,578
Other Assets	-	3,510

Total Assets	$19,481	$5,088

Current Liabilities	$18,336	$4,069
Long-Term Liabilities	91,757	109,334
Stockholders’ (Deficit)	(90,612)	(108,315)

Total Liabilities and Stockholders’ Equity	$19,481	$5,088

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 5    NOTES PAYABLE

Current:
Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the nine month periods ended December 31, 2004 and 2003 is $1,980.	$27,000
Long-term: L&M Media, Inc. (related through common officer) - Accounts payable for purchases, converted in to a Note in the year ended March 31, 2004. The Note is due on October 1, 2005 with interest of 6 % payable annually. Interest expense for the nine month periods ended December 31, 2004 and 2003 are $ 1,708 and $ 1,081 respectively.	35,755

Total notes payable	$62,755

NOTE 6    RELATED ENTITIES TRANSACTIONS

The Company has notes payable to related parties on December 31, 2004 as per follows:

Notes Payable to:

Current: Anna Moras (Mother of the president of the Company), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the nine month periods ended December 31, 2004 and 2003 are $ 1,135 and $1,069 respectively.	$14,652

Long Term: Apple Realty, Inc. (related through common officer), secured by assets of III. Interest shall accrue at 6% per annum, due and payable October 1, 2005. This note is in connection with consulting fees owed. Interest expense for the nine month periods ended December 31, 2004 and 2003 are $ 21,037 and $ 17,597 respectively.	401,096
Total notes payable - related parties	$415,748

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

On September 1, 2004, the Company entered into a consulting agreement with Apple Realty, Inc. The agreement states that the Company shall charge $ 10,000 per quarter for providing consulting services which will be offset against the notes owed by the Company. The Company charged $20,000 during the period which has been offset against the notes owed by the Company.

On September 29, 2004, the Company entered into an agreement with the president of the Company to purchase the website technology which is in the development stage. The Company recorded the asset at the historical cost to the president of the Company. The intangible asset has been recorded at the value of $ 66,500.

NOTE 7    DUE TO OFFICER

Due to officer on December 31, 2004 was as per follows:

Unsecured note payable to George Morris, with interest at 6% per annum due October 1, 2005 with monthly installments of $3,000 beginning June 30, 2000. George Morris is the President of III. The Company has not made any principle payments to George Morris. Interest expense for the nine month periods ended December 31, 2004 and 2003 is $ 13,995 and $11,505	$449,486

Less Current Portion	47,908

Long-Term Portion	$401,578

Maturities of due to officer are as follows:

For the year ended December 31,	Classification	Amount

Interest payable	Current	$47,908
2006	Long-term	401,578

		$449,486

INTERNET INFINITY, INC., MORRIS & ASSOCIATES, INC. AND ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 8    CONCENTRATIONS OF CREDIT RISK

For the nine months ended December 31, 2004, revenue from one customer represents 88% of the Company’s total revenue. Accounts receivable outstanding from this customer as of December 31, 2004 is $ 53,741.

For the nine months ended December 31, 2004 and 2003, the Company has one vendor who represents 94.7% of total purchases. Accounts payable outstanding as of December 31, 2004 for this supplier is $ 31,989.

NOTE 9    ACQUISITION OF INTANGIBLE ASSET

The intangible asset was acquired from the president of the Company and recorded at the historical cost at the value of $66,500. Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). The Company is accounting for Website Technology costs under the capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." There was no amortization for the nine month period ended December 31, 2004. Amortization will begin from the date when the Website becomes operational.

NOTE 10    SUBSEQUENT EVENTS

Subsequent to the period, the Company entered into a merger agreement with a Nevada corporation named “Internet Infinity, Inc.” (Internet Nevada). The surviving entity of the merger is Internet Nevada. The sole purpose of the merger is to change the domicile from Delaware to Nevada. All outstanding common stock of the Company will be converted into an identical number of shares of common stock of Internet Nevada.

Item 2.    Management’s Discussion and Analysis or Plan of Operation
The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended December 31, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations - Third Quarter of (“Q3”) Fiscal 2005 Compared to Third Quarter (“Q3”) of Fiscal 2004

Sales

Internet Infinity revenues for Q3 2005 were $70,142, a 19% decrease in revenues from Q3 2004 of $86,658. This reduction in sales is attributable to increased competition with lower prices on some services.

Cost of Sales - Gross Margin

Our cost of sales decreased to $19,516 for Q3 2005 (28% of sales), as compared to $53,902 for Q3 2004 (62% of sales). This reduction in the cost of sales percentage from 62% to 28% is attributable to higher margin bids to customers wanting more specialized services. Gross margin improved from 38% to 72% due to the lower cost of sales.

Operating Expenses

Operating expenses for Q3 2005 increased to $48,882 (70% of sales), from $30,840 (36% of sales), for Q3 2004. This increase in operating expenses is primarily due to lower sales and increased costs to support sales.

Net Income (Loss)

The company had a net loss of $12,060 in Q3 2005 (17% of sales), as compared with net income of $19,082 in Q3 2004 (22% of sales). The cause for the net loss of $12,060 is discussed in the previous sections.

Balance Sheet Items

Our cash position increased to $9,089 at December 31, 2004 (Q3 2005) by $6,308 from $2,784 at December 31, 2003 (Q3 2004).

Results of Operations - First Nine Months of Fiscal Year 2005 Compared to First Nine Months of Fiscal Year 2004

Sales

Internet Infinity revenues for the first nine months of FY 2005 were $190,395, a $61,985 or 25% decrease in revenues from $252,380 in the first nine months of FY 2004. The decrease in sales was attributable to tougher market competition with lower prices on some services.

Cost of Sales - Gross Margin

Our cost of sales decreased to $85,136 for the first nine months of FY 2005, or 45% of sales, as compared with $159,889 for the first nine months of FY 2004, or 63% of sales. This 18 percentage decrease in the cost of sales is due to higher margin bids to customers wanting specialized services.

Operating Expenses

Operating expenses for the first nine months of FY 2005 decreased to $133,758 or 70% of sales, from $247,969, or 98% of sales, for the first nine months of FY 2004. This 28 percentage decrease in operating expenses is primarily due to more control of overhead.

Net Income (Loss)

We had a net loss of $68,353 in the first nine months of FY 2005, or 36% of sales, as compared with a net loss of $158,710 in the first nine months of FY 2004, or 63% of sales. The cause of the decrease in the net loss is attributed to more control of overhead.

Financial Conditions

At December 31, 2004 we had a working capital deficit of $185,928 consisting of current assets totaling $62,830 and current liabilities totaling $248,758. The December 31, 2004 working capital deficit decreased by $507,724 as compared to the December 31, 2003 working capital deficit balance of $693,652. The decrease in the working capital deficit was primarily due to a $465,451 decrease in notes payable to a related party. During the nine months ended December 31, 2004, we increased cash of $4,756 as compared to $8,458 in cash used during the nine months ended December 31, 2003. We used $81,460 of cash in operating activities, which was primarily due to a net loss for the nine months ended December 31, 2004 of $70,753, offset by an increase of $19,266 in accounts receivable and an increase of $8,559 in accounts payable.

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

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

Form 8-K December 27, 2004 reporting Item 8.01, Commission File No. 000-27633, filed 01-04-05.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNET INFINITY, INC.

Date: February 16, 2005	By:	/s/ George Morris
George Morris
Chairman and Chief Executive Officer

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number		Description of Exhibit

2	-	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*

3	-	Articles of Incorporation of Internet Infinity, Inc.*

3.1	-	Amended Certificate of Incorporation of Internet Infinity, Inc.*

3.2	-	Bylaws of Internet Infinity, Inc.*

10.1	-	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*

10.2	-	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*

10.3	-	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*

10.4	-	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**

14	-	Code of Ethics for CEO and Senior Financial Officers+
16	-
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