Form 10KSB/A
period 2004-03-31
INTERNET INFINITY INC
filed 2005-05-03
CIK 1020302

FULLER, TUBB, POMEROY & STOKES
A PROFESSIONAL CORPORATION
ATTORNEYS AT LAW
201 ROBERT S. KERR AVENUE, SUITE 1000
OKLAHOMA CITY, OK 73102

G. M. FULLER (1920-1999)                                                                                                                                                                   TELEPHONE 405-235-2575
JERRY TUBB                                                                                                                                                                                          FACSIMILE 405-232-8384
DAVID POMEROY
TERRY STOKES
_____

OF COUNSEL:                                                                                 THOMAS J. KENAN E-MAIL:
MICHAEL A. BICKFORD                   kenan@ftpslaw.com
THOMAS J. KENAN
ROLAND TAGUE
DAN M. PETERS

April 27, 2005

George F. Ohsiek, Jr., Branch Chief
Securities and Exchange Commission
Division of Corporation Finance
450 Fifth Street, N.W., Mail Stop 03-08
Washington, DC 20549

ATTENTION DAVID DIGIACOMO

Re:  Internet Infinity, Inc.
    Form 10-KSB for the fiscal year ended March 31, 2004
    File Date: July 14, 2004

    Form 10-KSB for the fiscal year ended March 31, 2004
    Forms 10-QSB for the quarterly periods ended June 30, September 30, and
    December 31, 2004

Dear Mr. Ohsiek:

With regard to your comment letter of March 9, 2005 with reference to the above filings of our client, Internet Infinity, Inc., as counsel to Internet Infinity, Inc. we make the following response to each numbered comment in your letter:

Form 10-KSB for the year ended March 31, 2004

General

1.
I attach a chart showing the beneficial ownership of common stock of Internet Infinity, Inc., Electronic Media Central Corporation and Morris & Associates, Inc. I believe it is clear from the chart that one person, George Morris, is the beneficial owner of the following number of shares of common stock and of the percentage of all shares of common stock of Internet Infinity, Inc., Electronic Media Central Corporation and Morris & Associates, Inc.:

George F. Ohsiek, Jr., Branch Chief
May 2, 2005

	Internet Infinity, Inc.	Electronic Media Central Corporation	Morris & Associates, Inc.

Number of Shares	14,429,196	775,999	856,482
Percent of all Shares	77.08%	77.60%	85.65%

As shown on the attached chart, some of Mr. Morris’ beneficially owned shares are through his ownership of all the outstanding capital shares of two affiliated companies, L & M Media and Apple Realty, Inc.

The above ownership is identical as of March 31, 2004 and subsequent to December 31, 2004. The merger referred to in Note 10 of the financial statements for the quarterly period ended December 31, 2004 was consummated on March 14, 2005, as reported on Internet Infinity’s Form 8-K for March 14, 2005. There was no change in Mr. Morris’ beneficial ownership of shares of common stock of Internet Infinity caused by the merger. The merger was solely a change in domicile from Delaware to Nevada.

With regard to your comment regarding the appropriateness of the presentation of combined financial statements of Internet Infinity, Morris & Associates and Electronic Media instead of consolidated financial statements of Internet Infinity, our auditor advises us as follows:

ARB No. 51, Paragraph 22, states: “There are circumstances, however, where combined financial statements (as distinguished from consolidated statements) of commonly controlled companies are likely to be more meaningful than their separate statements.” That paragraph indicates that it might be more meaningful to use combined financial statements for (a) two or more companies that are related in their operations and are controlled by the same individual, (b) a group of unconsolidated subsidiaries, or (c) companies under common management.

The financial statements of Internet Infinity, Electronic Media and Morris & Associates are combined because each company is owned beneficially by identical stockholders. All significant inter-company accounts and transactions have been eliminated in the combination.

Internet Infinity does not own shares in either Electronic Media or Morris & Associates. However, a group of common shareholders controls all three companies. Based upon the above facts, it appears that criteria for consolidation per either SFAS 94 or FIN 46 do not apply.

George F. Ohsiek, Jr., Branch Chief
May 2, 2005

2.
The revenues for the years ended March 31, 2003 and March 31, 2004 and all subsequent interim periods were revenues of Electronic Media Central Corporation and Morris & Associates, Inc. These revenues as well as balance sheets for such two corporations are contained within the notes to the financial statements for all such filings as follows: Notes 14 and 15 of the two Forms 10-KSB; Notes 6 and 7 for the Forms 10-QSB for the interim periods ended 06-30-03, 09-30-03 and 12-31-03; and Note 4 for the interim periods ended 06-30-04, 09-30-04 and 12-31-04.

3.
We have amended the Form 10-KSB for the fiscal year ended March 31, 2004 to include the auditor’s report for the fiscal year ended March 31, 2003, which is in addition to the auditor’s report for the fiscal year ended March 31, 2004.

4.
The registrant understands, after reviewing the responses to your comments, that the staff may have further comments related to the matters above as well as additional comments on other sections of its filings.

Please fell free to contact the undersigned by mail, by fax at 405-232-8384 or by telephone at 405-235-2575.

Sincerely,

/s/ Thomas J. Kenan

Thomas J. Kenan

Attachment

cc:  George Morris, President
   Hamid Kabani, C.P.A.
   Lawrence Becker, C.P.A.

George F. Ohsiek, Jr., Branch Chief
May 2, 2005

SHARES OUTSTANDING

Morris & Associates		M&A		1,000,000
Electronic Media Central Corp.		EMC		1,000,000
Internet Infinity, Inc.		III		18,718,780

GEORGE MORRIS
BENEFICIAL INTEREST IN INTERNET INFINITY
								Apple Realty, Inc.
Name of:	George Morris				L&M Media			dba: Hollywood Riviera
					100% Owned by George Morris			100% Owned by George Morris

	III	EMC	M&A		III	EMC	M&A	III	EMC	M&A

Shares Held	6,859,000	508,630	603,632		4,535,714	217,714	203,195	3,034,482	49,655	49,655
Beneficially by
George Morris

% of Outstanding	36.64%	50.86%	60.36%		24.23%	21.77%	20.32%	16.21%	4.97%	4.97%

Beneficial Ownership

Total III %
by G Morris	77.08%

Total EMC %
by G Morris	77.60%

Total M&A %
by G Morris	85.65%

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-KSB

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

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

Item 10	Executive Compensation	37

Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	38
Item 12	Certain Relationships and Related Transactions	39
Item 13	Exhibits and Reports on Form 8-K	40
	(a) Exhibits	40
	(b) Reports on Form 8-K	42
Item 14	Principal Accountant Fees and Services	42
Signatures		43

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
ITEM 7.   FINANCIAL STATEMENTS

Independent Auditors’ Report 2004	11
Independent Auditors’ Report 2003	12
Combined/Consolidated Balance Sheet March 31, 2004	13
Combined/Consolidated Statements of Operations March 31, 2004	14
Combined/Consolidated Statements of Stockholders’ Equity (Deficit)
for the Years Ended March 31, 2004 and 2003	15
Combined/Consolidated Statements of Cash Flows for the Years
Ended March 31, 2004 and 2003	18
Notes to Combined/Consolidated Financial Statements March 31, 2004	19

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

INDEPENDENT AUDITORS’ REPORT

June 4, 2003

To the Board of Directors and Stockholders
Internet Infinity, Inc., Morris & Associates, Inc. and
Electronic Media Central Corporation

We have audited the accompanying combined balance sheet of Internet Infinity, Inc. (a Delaware Corporation) Morris & Associates, Inc. (a California Corporation) and Electronic Media Central Corporation (a California Corporation) as of March 31, 2003, and the related combined statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years ended March 31, 2003. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INTERNET INFINITY, INC.

Date: April 26, 2005	By:	/s/ George Morris
George Moris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 26, 2005	By:	/s/ George Morris
George Morris
Chief Executive Officer and Director

Date: April 26, 2005	By:	/s/ Roger Casas
Roger Casas
Director

Date: April 26, 2005	By:	/s/ Shirlene Bradshaw
Shirlene Bradshaw
Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS
AMENDMENT NO. 2 TO FORM 10-KSB
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

1

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