Form 10KSB
period 2005-03-31
INTERNET INFINITY INC
filed 2005-07-01
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2005

                                       OR

                    [ ] TRANSITION UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                             INTERNET INFINITY, INC.
             (Exact name of registrant as specified in its charter)

    Nevada                             0-27633                       95-4679342
    ------                             -------                       ----------
  (state of                  (Commission File Number)              (IRS Employer
incorporation)                                                      I.D. Number)

                                413 Avenue G, #1
                             Redondo Beach, CA 90277
                                 (310) 318-2244
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $25,271

State the aggregate market value of the 18,718,780 voting and non-voting common equity held by non-affiliates computed by reference to the $0.05 average bid and asked price of such common equity, as of June 28, 2005: $935,939.

As of June 28, 2005, there were 18,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business...............................................1
         Business Development..................................................1
         Business of the Company...............................................1
         Suppliers and Sub-Contractors.........................................1
         Distribution Methods..................................................2
         Competition...........................................................2
         Advertising and Promotion.............................................2
         Dependence on Major Customers.........................................2
         Patents, Trademarks and Licenses......................................2
         Government Approval and Regulations...................................2
         Research and Development..............................................2
         Cost of Compliance with Environmental Laws............................3
         Seasonality...........................................................3
         Employees.............................................................3

Item 2   Description of Property...............................................3

Item 3   Legal Proceedings.....................................................3

Item 4   Submission of Matters to a Vote of Security Holders...................3

Item 5   Market for Common Equity and Related Stockholder Matters..............3

Item 6   Management's Discussion and Analysis..................................5
         Results of Operations.................................................5
         Sales.................................................................5
         Gross Margin..........................................................5
         Selling, General and Administrative Expenses..........................5
         Net Profit (Loss).....................................................5
         Balance Sheet Items...................................................6
         Outlook...............................................................6
         Off-Balance Sheet Arrangements........................................7
         Contractual obligations...............................................7

Item 7   Financial Statements..................................................8

Item 8   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................25

Item 8A  Controls and Procedures..............................................25

Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................26
         Compliance with Section 16(a) of the Exchange Act....................27
         Audit Committee and Audit Committee Financial Expert.................27
         Code of Ethics.......................................................28

Item 10  Executive Compensation...............................................28
         Stock Options........................................................28
         Employment Contracts.................................................28

Item 11  Security Ownership of Certain Beneficial Owners
           and Management.....................................................28

Item 12  Certain Relationships and Related Transactions.......................29

Item 13  Exhibits.............................................................30

Item 14  Principal Accountant Fees and Services...............................32

Signatures....................................................................33

Item 1.  Description of Business.

Business Development.

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

     We turned our attention and efforts to selling electronic media duplication and packaging services offered by an unaffiliated company, Video Magnetics, LLC. We did this through our wholly-owned subsidiary, Electronic Media Central Corporation. However, as the result of distributing all the shares of Electronic Media Central Corporation on September 25, 2001 to the shareholders of record on September 18, 2002, Internet Infinity ceased being in the media duplication business.

     Today, research is being conducted in the area of single person internet matching services. In addition, a private company merger partner is being sought as another potential avenue for revenue growth. However, there is no assurance that the singles project or a merger can or will be successful at any time.

Business of the Company
-----------------------

     Internet Infinity

     o    distributes blank media.

Products
--------

     We have one principal product:

     o    blank video tape.

Suppliers and Sub-Contractors
-----------------------------

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

     The functional relationship between Internet Infinity and Apple Realty, Inc. dba/Morris Group consultants, a company owned by George Morris, the controlling shareholder and officer and director of Internet Infinity is one of independent contractors. Apple Realty, Inc dba/ Morris Group with its business broker real estate license is helping our company develop and implement a strategy for possible merger and acquisition activity by Internet Infinity.

Distribution Methods
--------------------

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

Dependence on Major Customers
-----------------------------

     With only two large customers at $25,271 sales for fiscal 2005, our company will most likely discontinue all sales operations with the loss of these customers. Revenue for Internet Infinity may go to zero if no merger or alternative business is found.

Patents, Trademarks and Licenses
--------------------------------

     We have no proprietary patents, trademarks or licenses.

Government Approval and Regulations
-----------------------------------

     We need no governmental approval for the design and marketing of our electronic media. We are not aware of any proposed governmental regulations that would affect our operations.

Research and Development
------------------------

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

Employees
---------

     We employ one part-time person.

New Products & Services
-----------------------

     No new products or services are planned.

Item 2.  Property.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the stockholders of our company during 2005 through the solicitation of proxies or otherwise.

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Market Information. Internet Infinity's common stock is quoted on the Electronic OTC Bulletin Board. Its symbol is "ITNF."

     During the last two fiscal years, the range of high and low bid information for our common stock is set forth below. The source of this information is the OTC Bulletin Board.

     The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

                                        High          Low
                                        ----          ---

     FY 2004           1st Qtr.         0.02          0.015
     -------
                       2nd Qtr.         0.015         0.015
                       3rd Qtr.         0.03          0.015
                       4th Qtr.         0.03          0.025

     FY 2005           1st Qtr.         0.05          0.03
     -------
                       2nd Qtr.         0.10          0.05
                       3rd Qtr.         0.11          0.05
                       4th Qtr.         0.17          0.05

     On June 28, 2005 there were 18,718,780 shares of common stock outstanding. No shares are subject to securities convertible into such shares of stock.

     Holders. On June 28, 2005 there were approximately 41 holders of record of our common stock. Some 2,308,564 shares of common stock are held in brokerage accounts under the record name of "Cede & Co."

     Dividends. No cash dividends have been declared on the common stock. There are no restrictions that limit the ability of the company to pay dividends on the common stock or that are likely to do so in the future.

     During the past three fiscal years, Internet Infinity sold 8,000,000 shares of our common stock in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Securities and Exchange Commission. No underwriters were used to affect the sales. The names of the persons who bought the shares of stock, the dates the shares sold, the number of shares issued, the prices paid in cash or services for the shares and the nature of the consideration received by Internet Infinity are as follows.

                              No. of
                              Shares         Price per      Nature of
Person             Date       Issued         Share          Consideration
------             ----       ------         -----          -------------
George Morris      03-03      6,700,000      $0.014         (1)(2)
Anna Moras         03-03      1,300,000      $0.014         (1)

(1) Reduction of debt owed by Internet Infinity to this person by conversion to shares of stock.

(2) 2,000,000 of these shares were issued to Apple Realty, Inc., which is under the control of George Morris.

     Internet  Infinity's  Common  Stock  presently  trades on the OTC  Bulletin
     Board.

Item 6.  Management's Discussion and Analysis.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Results of Operations

     The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2005 and March 31, 2004.

                                            Years Ended  3-31
                                     2004                      2005
                                    --------------------------------

Sales                                   100.0%                 100.0%
Cost of sales                            20.0                   30.0
                                    ---------                 ------
Gross margin                             80.0                   70.0
Selling, general and
    administrative
    expenses                         (9,601.9)                (307.3)
Interest income (expense)            (1,974.4)                (150.6)
                                    ---------                 ------
Net income (loss) before
    income taxes                    (11,576.3)                (461.8)

Sales
-----

     Sales increased by $23,649 from $1,622 in the fiscal year ended March 31, 2004 to $25,271 in the fiscal year ended March 31, 2005, an increase of 1,458 percent. The increase in sales was attributable primarily to an increase of packaging sales by the Company attributable primarily to an increase in purchases by existing customers caused by a growing economy.

Gross Margin
------------

     Gross margin increased by $16,392 from $1,297 in fiscal year 2004 to $17,689 in fiscal year 2005 in dollar amounts but decreased from 80.0. percent in fiscal 2004 to 70.0. percent in fiscal 2005 in percentage of sales. The change in gross margin was also attributable to the lower packaging sales gross margin.

Selling, General and Administrative Expense
-------------------------------------------

     Selling, general and administrative expenses decreased by $61,678 from $157,017, in fiscal year 2004, to $95,339, in fiscal year 2004. A breakdown of the decreases is:

o    Bad debt expense remained at zero at March 31, 2004 and March 31, 2005.

o Internet Infinity consulting expense for the fiscal year ended decreased to zero for the fiscal year ended March 31, 2005 from $75,000 for the fiscal year ended March 31, 2004.

o Professional fees including legal and accounting increased from $37,782 for the fiscal year ended March 31, 2004, to $44,301 for the fiscal year ended March 31, 2005 primarily due to increases in accounting fees required for public stock companies reporting to the Securities Exchange Commission.

o Salaries and related expenses were decreased from $34,001 for the fiscal year ended March 31, 2004, to $30,651 for the fiscal year ended March 31, 2005, due to reduction in sales and management personnel.

Net Profit (Loss)
-----------------

     We had a net loss from operations, after a provision for income taxes, in the fiscal year ended March 31, 2004 of $188,539, or $0.01 a share of our common stock. In the fiscal year ended March 31, 2005 we had a net loss, after a provision for income taxes, of $117,510, or $0.01 a share of common stock. The loss decrease primarily due to an elimination of all consulting expense was partially offset by the $6,519 increase in professional and accounting expense.

Balance Sheet Items
-------------------

     The net loss of $117,510 for the fiscal year ended March 31, 2005 increased the retained earnings deficit from $1,428,906 on March 31, 2004 to $1,546,416 on March 31, 2005. Our cash position decreased from $1,480 for the fiscal year ended March 31, 2004 to $399 for the fiscal year ended March 31, 2005. Accounts receivable net of allowance for doubtful accounts from non affiliates remains unchanged at $0 at the end of fiscal year 2005, while inventory remained unchanged at zero for the fiscal year ended March 31, 2004 and March 31, 2005.

     Outlook
     -------

     The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

     We had been able to stay in operation only (1) with the services provided by Pac Max, Inc. an independent supplier of electronic media duplication services and (2) from the cash flow generated from the sale of electronic media duplication services. Also, George Morris personally advanced funds to our Company when needed.

     Internet Infinity, Inc. management believes that it will not generate sufficient cash flow to support operations during the twelve months ended March 31, 2006. Although sales and expenses should continue to decline with the new supplier Pac-Max and even if our company can generate a net profit and positive cash flow from operations, additional funds will be necessary for continued operation of the company.


     Our auditors have issued a going concern statement in Note 3 of the attached financial statements.

     In addition to cash provided from operations, loans from George Morris can provide additional cash to Internet Infinity.

     The  payment  record  of our  existing  customers  has been  good  with low
bad-debt  losses  for  over  two  years  from  duplication   service  customers.
Accordingly,  management  believes  the risk of  non-payment  in the  future  is manageable if the company extends credit to our existing customers.

Off-Balance Sheet Arrangements

     Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

     o    an obligation under a guarantee contract,
     o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
     o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
     o an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

Contractual obligations

     The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

-------------------------- -----------------------------------------------------------------
                                                  Payments Due-by Period
-------------------------- -----------------------------------------------------------------
        Contractual                    Less Than                                 More Than
        Obligations          Total      1 Year       1-3 Years     3-5 Years      5 Years
-------------------------- --------- ------------- ------------- ------------- -------------
Long-Term Debt
Obligations                  None
-------------------------- --------- ------------- ------------- ------------- -------------
Capital Lease
Obligations                  None
-------------------------- --------- ------------- ------------- ------------- -------------
Operating Lease
Obligations                  None
-------------------------- --------- ------------- ------------- ------------- -------------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet
under GAAP                   None
-------------------------- --------- ------------- ------------- ------------- -------------

-------------------------- --------- ------------- ------------- ------------- -------------
Total                        None
-------------------------- --------- ------------- ------------- ------------- -------------

     Our future results of operations and the other forward-looking statements contained in this Offering Circular, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the loss of any of several key personnel; a judgment against us in the litigation with Banco PanAmericano; delays in bringing to market our live-tissue bonding technology.

Item 7.  Financial Statements.
                                                                            Page
                                                                            ----

         Independent Auditors Report                                           9
         Balance Sheet March 31, 2005 and 2004                                10
         Statement of Operations Year Ended March 31,
                  2005 and 2004                                               11
         Statement of Cash Flows Year Ended March 31,
                  2005 and 2004                                               12
         Statement of Changes in Stockholders' Equity for the Year
                  Ended March 31, 2005 March 31, 200                          13
         Notes to Financial Statements                                        14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors
Internet Infinity, Inc

We have audited the accompanying balance sheet of Internet Infinity, Inc., a Delaware Corporation ("the Company") as of March 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc. as of March 31, 2005 and the results of its operations and its cash flows for the year ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.

Huntington Beach, California
June 6, 2005

                             INTERNET INFINITY, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2005



                                     ASSETS
                                     ------
CURRENT ASSETS:
           Cash & cash equivalents                                  $       399
                                                                    -----------
                                                                    $       399
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
           Accounts payable & accrued expenses                      $   100,652
           Note payable                                                  27,000
           Note payable - related parties                               277,403
           Due to officer                                               289,278
           Due to related party                                          98,313
                                                                    -----------
                    Total current liabilities                           792,645
                                                                    -----------

STOCKHOLDERS' DEFICIT
           Preferred stock, $.001 par value; 30,000,000 shares
           authorized, none outstanding                                    --
           Common stock, $.001 par value; 20,000,000 shares
           authorized, 18,718,780 outstanding                            18,719
           Additional paid in capital                                   735,451
           Accumulated deficit                                       (1,546,416)
                                                                    -----------
                    Total stockholders' deficit                        (792,246)
                                                                    -----------
                                                                    $       399
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

                             INTERNET INFINITY, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                  For the Years Ended March 31,
                                                      2005             2004
                                                  ------------     ------------

Revenues                                          $     25,271     $      1,622

Cost of sales                                            7,581              324
                                                  ------------     ------------

           Gross profit                                 17,689            1,297
                                                  ------------     ------------

Operating expenses
           Professional fees                            44,301           37,782
           Salaries and related expenses                30,651           34,001
           Consulting fees to related party               --             75,000
           Other                                        20,387           10,234
                                                  ------------     ------------
                     Total operating expenses           95,339          157,017

                                                  ------------     ------------
Loss from operations                                   (77,650)        (155,719)

Non-operating income (expense):
           Interest expense                            (39,060)         (32,020)

                                                  ------------     ------------
Loss before income taxes                              (116,710)        (187,739)

Provision for income taxes                                 800              800

                                                  ------------     ------------
Net loss                                          $   (117,510)    $   (188,539)
                                                  ============     ============

Basic & diluted weighted average number of
    common stock outstanding                        18,718,780       18,718,780
                                                  ============     ============

Basic & diluted net loss per share                $      (0.01)    $      (0.01)
                                                  ============     ============


* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.


   The accompanying notes are an integral part of these financial statements.


                             INTERNET INFINITY, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004



                                       Common stock
                               ---------------------------   Additional                                        Total
                                 Number of                     paid in      Subscription    Accumulated    stockholders'
                                  shares         Amount        capital       receivable        deficit        deficit
                               ------------   ------------   ------------   -------------   ------------    ------------
Balance as of March 31, 2003     18,718,780   $     18,719   $    735,451   $        --     $ (1,240,367)   $   (486,197)

Net loss for the year                  --             --             --              --         (188,539)       (188,539)
                               ------------   ------------   ------------   -------------   ------------    ------------
Balance as of March 31, 2004     18,718,780         18,719        735,451            --       (1,428,906)       (674,736)

Net loss for the year                  --             --             --              --         (117,510)       (117,510)
                               ------------   ------------   ------------   -------------   ------------    ------------
Balance as of March 31, 2005     18,718,780   $     18,719   $    735,451   $        --     $ (1,546,416)   $   (980,785)
                               ============   ============   ============   =============   ============    ============




















   The accompanying notes are an integral part of these financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                       For the Years Ended March 31,
                                                                           2005             2004
                                                                       ------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                     $   (117,510)    $   (188,539)
          Adjustments to reconcile net loss to net cash used in
          operating activities:
                Increase in accounts payable and accrued expenses            18,698           18,229
                Increase in accounts payable payable-related company         49,218           19,610
                                                                       ------------     ------------
          Net cash used in operating activities                             (49,593)        (150,701)
                                                                       ------------     ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
                Increase in due to officer                                   63,712           31,824
                Proceeds (payments) from note payable                       (35,755)          35,755
                Proceeds from notes payable - related party                  20,555           79,500
                                                                       ------------     ------------
          Net cash provided by financing activities                          48,512          147,079
                                                                       ------------     ------------

 NET DECREASE IN CASH & CASH EQUIVALENTS                                     (1,081)          (3,621)

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   1,480            5,101
                                                                       ------------     ------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                               $        399     $      1,480
                                                                       ============     ============


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

          Interest paid during the year                                $     36,000     $     36,000
                                                                       ============     ============

          Taxes paid during the year                                   $       --       $       --
                                                                       ============     ============



   The accompanying notes are an integral part of these financial statements.

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1          ORGANIZATION

Internet Infinity, Inc. (III or "the Company") was incorporated in the State of Delaware on October 27, 1995. III is in the business of distribution of electronic media duplication services and electronic blank media.

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes in Reporting Entity

Through December 31, 2004, the financial statements of the company were combined with Morris and Associates, Inc. (M&A) and Electronic Media Central Corporation
(EMC) were combined because each company was owned beneficially by identical stockholders. Effective March 31, 2005, the financial statements of the Company are being presented on stand alone basis as the Company has determined that the criteria for combination does no longer exist.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Accounts receivable and allowance for doubtful debts amounted to $0 as at March 31, 2005.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment balance at March 31, 2005.

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



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

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following:

           Accrued taxes                             $    1,600
           Accrued interest                              60,963
           Accrued legal and accounting                  20,640
           Accrued other                                 17,449
                                                     ----------
                                                     $  100,652
                                                     ==========

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended March 31, 2005, such differences were insignificant.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Recent Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03 01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share based payment

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

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

NOTE 3          UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,546,416 at March 31, 2005. The Company has a net loss of $117,510 and a net loss $188,539 for the years ended March 31, 2005 and 2004, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 4          NOTES PAYABLE

Five notes payable with various unrelated  individuals.  The
notes  are  due  upon  90  days  written   notice  from  the
individuals.  The notes are unsecured, with interest ranging from  6% to 12%  payable  quarterly.  The  notes  have  been outstanding since 1990.  Interest expense for the year ended
March 31, 2005 and 2004 was $2,640 and $2,640.                         $  27,000
                                                                       =========

NOTE 5          RELATED ENTITIES TRANSACTIONS

George Morris is the chairman of the Board of directors of the Company. As of March 31, 2005, Mr. Morris' beneficial ownership percentages of related companies' common stock is as follows:

           Internet Infinity, Inc. (The Company)                          77.10%
           Morris & Associates, Inc.                                      71.30%
           Electronic Media Central, Corp.                                77.60%
           Apple Realty, Inc.                                            100.00%
           L&M Media, Inc.                                               100.00%

The Company has notes payable to related parties on March 31, 2005 as per follows:

        Notes Payable to:

          Anna Moras  (mother of the chairman of the  Company),
          with  interest  at 6% per  annum,  due  upon  90 days
          written notice.  Interest expense for the years ended
          March 31,  2005 and 2004 on this note are  $1,525 and
          $1,437, respectively.                                       $   14,652

          Apple   Realty,    Inc.   (related   through   common
          ownership),  secured by assets of III. Interest shall
          accrue at 6% per  annum,  past due and  payable  upon
          demand.  This note is in connection  with  consulting
          fees  owed.  Interest  expense  on this  note for the
          years  ended  March 31, 2005 and 2004 are $16,299 and
          $13,104, respectively.                                         226,996

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS




          L&M Media,  Inc.  (related  through common officer) -
          Accounts  payable for  purchases,  converted  in to a
          Note in the year ended  March 31,  2004.  The Note is
          due on demand, unsecured and interest free.                     35,755
                                                                      ----------
           Total notes payable - related parties                      $  277,403
                                                                      ==========

The Company has a payable of $98,313 to Internet Infinity, Inc. and Morris & Associates, Inc., parties related through common shareholder and officer of the Company. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

                                                          Monthly      Annually
                                                         ----------   ----------
               Rent                                      $      100   $    1,200
               Telephone                                        100        1,200
               Utilities                                        100        1,200
                                                         ----------   ----------
               Office Expense                                   100        1,200
                                                         $      400   $    4,800
                                                         ==========   ==========

III has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

On September 1, 2004, the Company entered into a consulting agreement with Apple Realty, Inc. The agreement states that the Company shall charge $ 10,000 per quarter for providing consulting services which will be offset against the notes owed by the Company. The Company charged $20,000 during the period which has been offset against the notes owed by the Company.

On September 29, 2004, the Company entered into an agreement with the chairman of the Company to purchase the website technology which is in the development stage. The Company recorded the asset at the historical cost to the chairman of the Company. The intangible asset has been recorded at the value of $ 66,500. On March 28, 2005, the company entered into another agreement with the chairman of the company to sell back the website to him at a historical cost basis. No sale or loss was recorded on the sale of the intangible asset.

The Company had a sales of $5,270 and $1,622 to Electronic Media Central Corporation, party related through common shareholder and officer of the Company, during the year ended March 31, 2005 and 2004, respectively.

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 6          DUE TO OFFICER

Due to officer on March 31, 2005 was as per follows:

             Unsecured miscellaneous payable upon demand to George
             Morris,  with interest at 6% per annum,  with monthly
             installments  of  $3,000  beginning  June  30,  2000.
             George  Morris is the  chairman of the  Company.  The
             Company has not made any principle payments to George
             Morris.                                                  $  289,278

                 Less Current Portion                                    289,278
                                                                      ----------
                 Long-Term Portion                                    $        0
                                                                      ==========

Due to officer are as follows:

          For the year ending March 31, 2005    Classification           Amount
          ----------------------------------    --------------         ---------

                 Interest payable               Current                $  38,650
               Officer draw/payable             Current                  187,195
                   Note payable                 Current                   63,433
                                                                       ---------

                                                                       $ 289,278
                                                                       =========

Interest charged to expenses for the years ended March 31, 2005 and 2004, on the above note were $ 16,301 and $13,206, respectively.

NOTE 7          STOCKHOLDERS' EQUITY (DEFICIT)

The Company had no stock issuance in the fiscal year ended March 31, 2005 and 2004.

NOTE 8          CONCENTRATIONS OF CREDIT RISK

For the fiscal year ended March 31, 2005, revenue from two customers represents 100% of the Company's total revenue. For the fiscal year ended March 31, 2004, revenue from one customer represents 100% of the Company's total revenue. As of March 31, 2005, the receivables from these customers amounted to $0.

NOTE 9          DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities:

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



            Deferred tax asset - non-current                        $   385,773
            Deferred tax liability - non-current                           --
            Less valuation allowance                                   (385,773)
                                                                    -----------

                 Net asset - non-current                            $      --
                                                                    ===========


The deferred tax asset resulted from a net operating loss carryforward for federal and state income tax purposes of approximately $964,433. The net operating loss carryforward may be used to reduce taxable income through the year 2025.

There was no significant difference between reportable income tax and statutory income tax.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset, which may not be realized. For the year ended March 31, 2005, valuation allowance increased by $47,004.

NOTE 10         (PROVISION) FOR INCOME TAXES

The components of the (provision) for income taxes are as follow:

                                                          2004          2003
                                                       ----------    ----------
          Current (Provision)
               Federal                                 $   47,004    $   75,415
               State                                         (800)         (800)
                                                       ----------    ----------
                                                       $   46,204    $   74,615
                                                       ==========    ==========

          Deferred (Provision)
               Federal                                 $   47,004    $   75,415
               State                                         --            --
                                                       ----------    ----------
                                                       $   47,004    $   75,415
                                                       ==========    ==========
          Net provision for income tax                 $     (800)   $     (800)


NOTE 11         NET INCOME (LOSS) PER SHARE

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

                               INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                                       2005            2004
                                                   ------------    ------------

Net loss                                           $   (117,510)   $   (188,539)
                                                   ============    ============

Basic weighted average common shares outstanding     18,718,780      18,718,780
                                                   ------------    ------------

Basic net loss per share                           $      (0.01)   $      (0.01)
                                                   ============    ============

Weighted average common shares outstanding           18,718,780      18,718,780

Dilutive stock options                                      N/A             N/A
                                                   ------------    ------------

Weighted  average common shares  outstanding for
purposes of computing diluted net loss per share     18,718,780      18,718,780
                                                   ============    ============

Dilutive net loss per share                        $      (0.01)   $      (0.01)
                                                   ============    ============


NOTE 12         STOCK OPTIONS

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

For the years ended March 31, 2005, and 2004, the Company granted no options.

In electing to follow APBO No. 25, "Accounting for Stock Issued to Employees," the Company recognizes no compensation expense related to employee stock options for the fiscal year ended March 31, 2005, and 2004, as no options are granted at a price below the market price on the date of grant.

                               INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


Presented below is a summary of stock option plans' activities for the years shown:
                                                                    Weight-
                                                                    Average
                                                Stock Options    Exercise Price

Outstanding at March 31, 2003                       1,157,242             0.327
Granted                                                  --                --
Exercised                                                --                --
Forfeited                                                --                --
Expired                                              (937,242)           (0.308)

Outstanding at March 31, 2004                         220,000             0.400

Shares exercisable at March 31, 2004                  220,000             0.400
Granted                                                  --                --
Exercised                                                --                --
Forfeited                                                --                --
Expired                                              (220,000)           (0.400)

                                                                  =============
Outstanding at March 31, 2005                               0                 0

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 2, 2003 Caldwell, Becker, Dervin, Petrick & Co., L.L.P., the principal independent accountants of Internet Infinity, Inc., resigned.

     The report of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on the financial statements of Internet Infinity for each of its fiscal years ended March 31, 2003 and 2002 contained no adverse opinions or disclaimers of opinion, and were not otherwise modified as to audit scope, or accounting principles. The reports of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on the financial statements of Internet Infinity for each of the past two years ended March 31, 2003 and 2002 did, however, contain explanatory paragraphs describing an uncertainty about Internet Infinity's ability to continue as a going concern.

     During the past two years and all interim periods prior to July 2, 2003 there were no disagreements between Internet Infinity and Caldwell, Becker, Dervin, Petrick & Co., L.L.P., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Caldwell, Becker's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for such periods.

     During the fiscal years ended March 31, 2003 and 2002 and all subsequent interim periods and to July 2, 2003, the date of resignation, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     On July 9, 2003, Internet Infinity engaged Kabani & Company, Inc., as its new principal accountant to audit its consolidated financial statements.
Internet Infinity has not consulted with Kabani & Company, Inc. on any items concerning the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on Internet Infinity's financial statements, or the subject matter of a disagreement on reportable events with the former auditor (as described in Regulation 5-K Item 304(a)(2)).

ITEM 8A. CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2005, the directors' terms of office and the period each director has served are set forth in the following table:

Person                 Positions and Officers                     Since  Expires
------                 ----------------------                     -----  -------
George Morris, 66      Chairman of the Board of Directors - Vice  1996   2006
                       President Marketing and
                       Chief Financial Officer
Roger Casas, 56        Director                                   1999   2006
                       CEO/President                              2004
Shirlene Bradshaw, 65  Director,                                  1999   2006
                       Business Manager

     GEORGE MORRIS, Ph.D. Dr. Morris has been the Chairman of the Board of Directors, principal shareholder, Vice President and Secretary of Internet Infinity since Internet Infinity went public in 1996. George Morris has also been the Chairman and Vice President of Apple Realty, Inc. doing business as Hollywood Riviera Studios since 1974 and the Chairman of the Board of Directors of L&M Media, Inc. since 1990. Dr. Morris is also the Founder and has been the President, Chairman of the Board of Directors and principal of Morris Financial, Inc., a NASD member broker-dealer firm, since its inception in 1987. He has been active in designing, negotiation and acquiring all equipment, facilities and systems for manufacturing, accounting and operations of Internet Infinity and its affiliates. Morris has produced over 20 computer training programs in video and interactive hypertext multimedia CD-ROM versions, as well as negotiating Internet Infinity's and its affiliate distribution and licensing agreements. Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas. Prior to founding Internet Infinity and its Affiliates, Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969- 1971) and the California State University (1971- 1999). During this period Dr. Morris served a Department Chairman for the Management and Marketing Departments. Morris has since retired from full time teaching at the University. Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, a Director of the South Bay Business Roundtable and a speaker on a number of topics relating to business, training and education. Morris has created or been directly involved in the design, writing and development of numerous Internet web sites for Internet Infinity, blank video, Greg Norman, Northwestern University, etc. He most recently taught University courses about Internet Marketing for domestic and foreign markets and Sales Force Management.

     ROGER CASAS. Mr. Casas has been a Member of the Board of Directors since 1998, Vice President of Operations since Internet Infinity went public in 1996 and CEO and President since 2004. Roger has managed production, personnel, helped coordinate marketing efforts and managed packaging, printing and shipping on a daily basis. Prior to joining Internet Infinity, Mr. Casas was a computer software marketing manager at More Media in 1987 and a Financial Consultant for Stonehill Financial in Bel Air, California from 1986 to1987, an Account Executive for Shearson Lehman Brothers in Rolling Hills, California and Dean Witter Reynolds in Torrance, California from 1982 to 1986, and the owner and operator of the Hillside restaurant in Torrance, California from 1978 to 1982. Mr. Casas earned a Bachelor of Science in Business Administration, from Ashland University in Ashland, Oregon, along with a Bachelor of Art in Marketing and Psychology. Mr. Casas holds Series 22 and 7 licenses with the National Association of Securities Dealers, Inc. and is a registered representative with Morris Financial.

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

     Compliance with Section 16(a) of the Securities Exchange Act.
     -------------------------------------------------------------

     Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

                                                              No. of Failures
                                  No. of Transactions            to File a
Name     No. of Late Reports      Not Timely Reported         Required Report
----     -------------------      -------------------         ---------------
None              0                        0                         0

Audit Committee and Audit Committee Financial Expert

     Our directors serve as our audit committee. There is no financial expert serving on the audit committee. A financial expert, Charles Yesson, is available should the audit committee require his expertise.

Code of Ethics

     We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the Form 10-KSB annual report for the fiscal year ended March 31, 2004.

Item 10. Executive Compensation.

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The compensation of our presidents during the last three fiscal years was as follows:

            Fiscal Year              President           Salary    Other

                   2005         Roger Casas                   0      0
                   2004         Roger Casas                   0      0
                   2003         George Morris            $2,400      0

     Stock Options.
     --------------

     During the last three fiscal years, the officers and directors of Internet Infinity have received no Stock Options and no stock options are outstanding.

     Employment Contracts.
     ---------------------

     We have no employment contracts.

     Directors of the company receive no compensation for their services as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The table below sets forth, as of June 28, 2005 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

                                                            Percent of
                                            Number          Outstanding
Name and Address                            of Shares       Shares
-----------------------------               ---------       -----------
Apple Realty, Inc. and
Hollywood Riviera Studios (1)                3,034,482         16.2
413 Avenue G, #1
Redondo Beach, CA  90277

George Morris, Chairman/CFO                 14,435,196(2)      77.1
413 Avenue G, #1
Redondo Beach, CA  90277

L&M Media, Inc. (1)                          4,535,714         24.2
413 Ave G #1
Redondo Beach, Ca 90277

Roger Casas, CEO/President                      32,000         (3)
108 E. 228th St
Carson, CA 90745

Shirlene Bradshaw, Director                     30,500         (3)
1900 W. Artesia #38
Gardena, Ca 90745

Officers and Directors
as a group (3 persons)                      14,491,696         77.4
------------------------

(1) The shares owned of record by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. are under the control of George Morris.

(2) Mr. Morris owns 6,859,000 shares of record and is attributed the shares owned by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc, which companies are under Mr. Morris' control.

(3)  Less than 1 percent.

Changes in Control
------------------

     There are no arrangements which may result in a change in control of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our company is under the control of George Morris, who controls and is thereby the beneficial owner of 77.1 percent of all outstanding stock of
              ----------  -----
Internet  Infinity,  Inc.  He has an economic  interest  in 77.1  percent of all
                                     --------  --------
outstanding stock of Internet Infinity, Inc. The basis of his control and of his economic interest are set forth in the following table:

George Morris
-------------

a.   He owns 100 percent of Apple Realty,  Inc.,  Hollywood  Riviera Studios and
                            ----------------------------------------------------
     L&M Media, Inc. that collectively own 40.5% of Internet Infinity, Inc.
     ---------------

b.   He owns 36.6 percent of Internet Infinity, Inc.
                             -----------------------

         Summary of George Morris' Interest
         ----------------------------------

                  Economic Interest                Beneficial Interest
                  -----------------                -------------------
         1.00     x        .405     =       .405                       .405
         1.00     x        .366     =       .366                       .366
                                            ----                       ----

                                            .771                       .771

Internet Infinity, Inc. and Pac-Max Corporation Operating Structure

     Internet Infinity takes title to the products it purchases from Pac-Max. This distributorship model for taking title is planned for other, future distributorship arrangements.

     Under this distributorship arrangement, Internet Infinity, Inc. shares the responsibility with Pac-Max for the collection of accounts receivable and must collect them or take a bad debt loss. As is standard business practice with a drop-ship arrangement, Internet Infinity does not carry an inventory.

     The process for taking orders, shipping, billing and collection is as follows: When Internet Infinity sells products and services to an independent customer, we first determine the sales credit terms that will be given to the customer based on a credit worthiness review. After credit terms and freight are determined, we issue a purchase order to Pac-Max for the products and services ordered including shipping. Pac-Max sources materials and components, manufactures or assembles and drop ships the order to the customer. We invoice the customer for the products and services delivered. Internet Infinity and Pac-Max are jointly responsible for collecting the accounts receivable from the customers.

     The major risk for us is the non-payment of accounts receivable from an order. We remain responsible for payment of 50% of the wholesale cost of the order to Pac-Max if a customer doesn't pay.

Item 13. Exhibits.

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number         Description of Exhibit
-------        ----------------------
 2      -      Certificate of Ownership and Merger of Morris & Associates, Inc.,
               a  California  corporation,   into  Internet  Infinity,  Inc.,  a
               Delaware corporation*

 3      -      Articles of Incorporation of Internet Infinity, Inc.*

 3.1    -      Amended Certificate of Incorporation of Internet Infinity, Inc.*

 3.2    -      Bylaws of Internet Infinity, Inc.*

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

                  Fiscal Year ended March 31, 2005            $23,500
                  Fiscal Year ended March 31, 2004            $18,500

     Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended March 31, 2005            $-0-
                  Fiscal Year ended March 31, 2004            $-0-

     Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended March 31, 2005            $-0-
                  Fiscal Year ended March 31, 2004            $1,217

     All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended March 31, 2005            $-0-
                  Fiscal Year ended March 31, 2004            $-0-

     Pre-Approval of Audit and Non-Audit Services. The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  June 28, 2005                       INTERNET INFINITY, INC.



                                      By  /s/ Roger Casas
                                         ---------------------------------------
                                         Roger Casas, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATED:  June 28, 2005                      /s/ George Morris
                                         ---------------------------------------
                                         George Morris, Chief Financial Officer,
                                         Vice President and Director




DATED:  June 28, 2005                     /s/ Roger Casas
                                         ---------------------------------------
                                         Roger Casas, President and Director




DATED:  June 28, 2005                     /s/ Shirlene Bradshaw
                                         ---------------------------------------
                                         Shirlene Bradshaw, Director

                             INTERNET INFINITY, INC.

                           COMMISSION FILE NO. 0-27633


                                INDEX TO EXHIBITS

                                   FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005



     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number         Description of Exhibit
-------        ----------------------
 2      -      Certificate of Ownership and Merger of Morris & Associates, Inc.,
               a  California  corporation,   into  Internet  Infinity,  Inc.,  a
               Delaware corporation*

 3      -      Articles of Incorporation of Internet Infinity, Inc.*

 3.1    -      Amended Certificate of Incorporation of Internet Infinity, Inc.*

 3.2    -      Bylaws of Internet Infinity, Inc.*

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