Form 10QSB
period 2005-06-30
INTERNET INFINITY INC
filed 2005-08-15
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________


                             INTERNET INFINITY, INC.
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-27633

                         State of Incorporation: Nevada
                      IRS Employer I.D. Number: 95-4679342


                                413 Avenue G, # 1
                         Redondo Beach, California 90277
                             Telephone 310-318-2244
--------------------------------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 2005, there were 18,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              14

PART II - OTHER INFORMATION                                                   14

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities                              14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                                            Page
                                                                            ----

         Balance Sheet (Unaudited) at June 30, 2005                            4
         Statements of Operations (Unaudited)
                  for the Three Month Periods Ended
                  June 30, 2005 and 2004                                       5
         Statements of Cash Flows (Unaudited) for the
                  Three Month Periods Ended June 30, 2005 and 2004             6
         Notes to Unaudited Financial Statements                               7

                             INTERNET INFINITY, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
           Cash & cash equivalents                              $     7,369

                                                                -----------
                                                                $     7,369
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
           Accrued expenses                                     $    91,557
           Note payable                                              27,000
           Note payable - related parties                           278,603
           Due to officer                                           327,265
           Due to related party                                      10,890
                                                                -----------
                    Total current liabilities                       735,315
                                                                -----------

STOCKHOLDERS' DEFICIT
           Preferred stock, $.001 par value; 1,000,000 shares
           authorized, none outstanding                                --
           Common stock, $.001 par value; 20,000,000 shares
           authorized, 18,718,780 outstanding                        18,719
           Additional paid in capital                               735,451
           Accumulated deficit                                   (1,482,115)
                                                                -----------
                    Total stockholders' deficit                    (727,946)
                                                                -----------

                                                                -----------
                                                                $     7,369
                                                                ===========




              The accompanying notes are an integral part of these
                         unaudited financial statements.

                             INTERNET INFINITY, INC.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                        2005           2004
                                                    ------------   ------------

Net revenues                                        $      8,415   $         71

Cost of sales                                              1,683             14
                                                    ------------   ------------

         Gross profit                                      6,732             57
                                                    ------------   ------------

Operating expenses
         Professional fees                                 8,538          6,092
         Salaries and related expenses                     7,663          7,505
         Other                                             5,800          4,836
                                                    ------------   ------------
                  Total operating expenses                22,001         18,433

                                                    ------------   ------------
Loss from operations                                     (15,269)       (18,376)

Non-operating income (expense):
         Interest expense                                (10,057)        (9,045)
         Gain on settlement of debts-related party        90,426           --
                                                    ------------   ------------
                  Total other income (expense)            80,370         (9,045)

                                                    ------------   ------------
Income (loss) before income taxes                         65,100        (27,421)

Provision for income taxes                                   800            800

                                                    ------------   ------------
Net income (loss)                                   $     64,300   $    (28,221)
                                                    ============   ============

Basic & diluted weighted average number of
                                                    ------------   ------------
    common stock outstanding                          18,718,780     18,718,780
                                                    ============   ============

                                                    ------------   ------------
Basic & diluted net loss per share                  $       0.00   $      (0.00)
                                                    ============   ============


* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.




              The accompanying notes are an integral part of these
                         unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                            2005        2004
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                $ 64,300    $(28,221)
         Adjustments to reconcile net income (loss) to net cash used in operating activities:
                Decrease in accounts payable and accrued expenses           (9,096)       (611)
                Increase (decrease) in accounts payable-related party      (87,422)      9,706
                                                                          --------    --------
         Net cash used in operating activities                             (32,218)    (19,126)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Increase in due to officer                                  37,988      17,683
                Proceeds from notes payable - related party                  1,200       1,200
                                                                          --------    --------
         Net cash provided by financing activities                          39,188      18,883
                                                                          --------    --------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           6,970        (242)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                     399       1,480
                                                                          --------    --------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                   $  7,369    $  1,238
                                                                          ========    ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

         Interest paid during the period                                  $  9,000    $  9,000
                                                                          ========    ========

         Taxes paid during the period                                     $   --      $   --
                                                                          ========    ========




              The accompanying notes are an integral part of these
                         unaudited financial statements.

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1            ORGANIZATION

Internet Infinity, Inc. (III or "the Company") was incorporated in the State of Delaware on October 27, 1995. III is in the business of distribution of electronic media duplication services and electronic blank media. On December 17, 2004, the Company was reincorporated in Nevada.

NOTE 2   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Internet Infinity, Inc. (the Companies), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2005, and the results of operations and cash flows for the related interim periods ended June 30, 2005 and 2004. The results of operations for the quarter and year-to-date periods ended are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006, or any other period.

The accounting policies followed by the Company and other information are contained in Note 2 to the Company's financial statements in the March 31, 2005 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Changes in Reporting Entity

Through December 31, 2004, the financial statements of the Company were combined with Morris and Associates, Inc. (M&A) and Electronic Media Central Corporation
(EMC) because each company was owned beneficially by identical stockholders. Effective March 31, 2005, the financial statements of the Company are being presented on a stand alone basis as the Company has determined that the criteria for combination does no longer exist. The financial statements for the period ended June 30, 2004 are for III.

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

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Recent Pronouncements

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

NOTE 3            UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,482,115 at June 30, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4            ACCRUED EXPENSES

Accrued expenses consist of the following:

               Accrued taxes                                 $ 2,400
               Accrued interest                               66,020
               Accrued legal and accounting                    3,000
               Accrued other                                  20,137
                                                              ------
                                                             $91,557
                                                             =======

NOTE 5            NOTES PAYABLE

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended June 30, 2005 and 2004 was $660 and $660, respectively.

                                                                    $ 27,000
                                                                    ========

NOTE 6            DUE TO OFFICER

Due to officer on June 30, 2005 was as per follows:

               Unsecured  miscellaneous payable upon demand
               to George  Morris,  with  interest at 6% per
               annum,  with monthly  installments of $3,000
               beginning  June 30, 2000.  George  Morris is
               the chairman of the Company. The Company has
               not made any  principle  payments  to George
               Morris.                                              $327,265

                 Less Current Portion                                327,265
                                                                    --------

                 Long-Term Portion                                  $      0
                                                                    ========

Due to officer was as follows:

               As of June 30, 2005            Classification             Amount
               -------------------            --------------           ---------

               Interest payable               Current                  $  33,989
               Officer draw/payable           Current                    229,843
               Note payable                   Current                     63,433

                                                                       ---------

                                                                       $ 327,265
                                                                       =========


Interest charged to expenses for the three month periods ended June 30, 2005 and 2004, on the above note were $4,661 and $3,383, respectively.

NOTE 7          RELATED ENTITIES TRANSACTIONS

George  Morris is the Chairman of the Board of  Directors of the Company.  As of
June  30,  2005,  Mr.  Morris'  beneficial  ownership   percentages  of  related
companies' common stock is as follows:

               Internet Infinity, Inc. (The Company)              77.10%
               Morris & Associates, Inc.                          71.30%
               Electronic Media Central, Corp.                    77.60%
               Apple Realty, Inc.                                100.00%
               L&M Media, Inc.                                   100.00%

The Company has notes payable to related parties on June 30, 2005 as per follows:

        Notes payable to:
               Anna Moras  (mother of the  chairman  of the
               Company), with interest at 6% per annum, due
               upon  90  days  written   notice.   Interest
               expense  for the three month  periods  ended
               June 30, 2005 and 2004 on this note are $396
               and $372, respectively.                                  $ 14,652

               Apple Realty,  Inc.  (related through common
               ownership),  secured by assets of III,  past
               due and payable upon demand.  Interest shall
               accrue  at 6% per  annum.  This  note  is in
               connection   with   consulting   fees  owed.
               Interest  expense on this note for the three
               month  periods  ended June 30, 2005 and 2004
               are $4,067 and $4,068, respectively.                      228,196

               L&M  Media,  Inc.  (related  through  common
               officer) - Accounts  payable for  purchases,
               converted  into a note  in the  three  month
               period  ended  June  30,  2004.  The note is
               unsecured,  due on  demand,  and  bearing an
               interest  rate  of 6%  per  annum.  Interest
               expense  for the three month  periods  ended
               June 30, 2005 and 2004 on this note are $595
               and $561, respectively                                     35,755

                                                                        --------
               Total notes payable - related parties                    $278,603
                                                                        ========

The Company settled a balance due to a party related through common shareholder and officer of the Company amounting $90,426 and recognized a gain from settlement for the same amount during the three month period ended June 30, 2005. The balance due to related party was $10,890 and $65,071 as of June 30, 2005 and 2004, respectively. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

                                                    Monthly            Annually
                                                  ----------          ----------
               Rent                                     $100              $1,200
               Telephone                                 100               1,200
               Utilities                                 100               1,200
                                                  ----------          ----------
               Office Expense                            100               1,200
                                                        $400              $4,800
                                                  ==========          ==========

III has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

On September 1, 2004, the Company entered into a consulting agreement with Apple Realty, Inc. The agreement states that the Company shall charge $10,000 per quarter for providing consulting services which will be offset against the notes owed by the Company. The agreement terminated during the three month period ended June 30, 2005.

On September 29, 2004, the Company entered into an agreement with the chairman of the Company to purchase the website technology which is in the development stage. The Company recorded the asset at the historical cost to the chairman of the Company. The intangible asset has been recorded at the value of $66,500. On March 28, 2005, the company entered into another agreement with the chairman of the company to sell back the website to him at a historical cost basis. No sale or loss was recorded on the sale of the intangible asset.

NOTE 8            CONCENTRATIONS OF CREDIT RISK

For the three month periods ended June 30, 2005 and 2004, revenue from one customer represented 90% and 100% of the Company's total revenue. Accounts receivable outstanding from this customer as of June 30, 2005 was $0.

For the three months ended June 30, 2005 and 2004, the Company had one vendor who represented 100% of total purchases. Accounts payable outstanding as of June 30, 2005 for this supplier was $0.

Item 2.           Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - First Quarter of ("Q1") Fiscal 2006 Compared to First Quarter ("Q1") of Fiscal 2005

Sales

     Internet Infinity revenues for Q1 2006 were $8,415, as compared with revenues of only $71 in Q1 2005. This increase in sales is attributable to new sales activity of authoring electronic media.

Cost of Sales - Gross Margin

     Our cost of sales was $1,683 for Q1 2006 (20% of sales), as compared to $14 for Q1 2005 (20% of sales).

Operating Expenses

     Operating expenses for Q1 2006 increased to $22,001 (261% of sales) from $18,433 for Q1 2005. This increase in operating expenses is primarily due to an increase in consulting fees of $3,500.

Net Income (Loss)

     The company had a net loss of $15,269 from operations in Q1 2006 (186% of sales), as compared with a net loss of $18,376 from operations in Q1 2005. We did show non-operating income of $80,370 in Q1 2006 due to gain on the settlement of debts with a related party. Overall, we had net income of $64,300.

Balance Sheet Items

     Our cash position increased to $7,369 at June 30, 2005 (Q1 2006) by $6,131 from $1,238 at June 30, 2004 (Q1 2005).

Off-Balance Sheet Arrangements

     Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

o    an obligation under a guarantee contract,

o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
o any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
o any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 3.           Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Dated:  August 15, 2005                         INTERNET INFINITY, INC.



                                              By /s/ Roger Casas
                                                --------------------------------
                                                Roger Casas, President and Chief
                                                Executive Officer

                             INTERNET INFINITY, INC.

                           COMMISSION FILE NO. 0-27633


                                INDEX TO EXHIBITS

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2005



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