Form 10QSB
period 2005-09-30
INTERNET INFINITY INC
filed 2005-11-21
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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

     As of November 10, 2005, there were 18,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          13

Item 3.  Controls and Procedures                                            15

PART II - OTHER INFORMATION                                                 15

Item 1.  Legal Proceedings                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                            Page
                                                                            ----

    Balance Sheet (Unaudited) at September 30, 2005                         4
    Statements of Operations (Unaudited)
             for the Three Month and Six Month
             Periods Ended September 30, 2005 and 2004                      5
    Statements of Cash Flows (Unaudited) for the
             Six Month Periods Ended September 30, 2005 and 2004            6
    Notes to Unaudited Financial Statements                                 7

                             INTERNET INFINITY, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
           Cash & cash equivalents                                  $     1,129

                                                                    -----------
                                                                    $     1,129
                                                                    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
           -------------------------------------

CURRENT LIABILITIES:
           Accrued expenses                                         $    96,324
           Note payable                                                  27,000
           Note payable - related parties                               279,803
           Due to officer                                               334,122
           Due to related party                                          17,936
                                                                    -----------
                    Total current liabilities                           755,184
                                                                    -----------

STOCKHOLDERS' DEFICIT
           Preferred stock, $.001 par value; 1,000,000 shares
           authorized, none outstanding                                    --
           Common stock, $.001 par value; 20,000,000 shares
           authorized, 18,718,780 outstanding                            18,719
           Additional paid in capital                                   735,451
           Accumulated deficit                                       (1,508,224)
                                                                    -----------
                    Total stockholders' deficit                        (754,055)
                                                                    -----------

                                                                    $     1,129
                                                                    ===========











The accompanying notes are an integral part of these unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                         Three months                     Six months
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------

Net revenues                                     $     12,035    $     10,085    $     20,450    $     10,156

Cost of sales                                           6,018           2,017           7,701           2,031
                                                 ------------    ------------    ------------    ------------

     Gross profit                                       6,018           8,067          12,750           8,124

Operating expenses (income)
     Professional fees                                  8,738           4,183          17,276          10,275
     Salaries and related expenses                      7,663           7,821          15,326          15,326
     Other                                              4,987          (1,513)         10,787           3,323
                                                 ------------    ------------    ------------    ------------
Total operating expenses                               21,388          10,491          43,389          34,424
                                                 ------------    ------------    ------------    ------------
Loss from operations                                  (15,371)         (2,424)        (30,640)        (26,300)

Non-operating income (expense):
     Interest expense                                 (10,738)         (9,404)        (20,795)        (18,449)
     Gain on settlement of debts-related party           --              --            90,426            --
                                                 ------------    ------------    ------------    ------------
Total other income (expense)                          (10,738)         (9,404)         69,631         (18,449)
                                                 ------------    ------------    ------------    ------------
Income (loss) before income taxes                     (26,109)        (11,827)         38,992         (44,748)

Provision for income taxes                               --              --               800             800
                                                 ------------    ------------    ------------    ------------
Net income (loss)                                $    (26,109)   $    (11,827)   $     38,192    $    (45,548)
                                                 ============    ============    ============    ============

Basic & diluted weighted average number of
    common stock outstanding                       18,718,780      18,718,780      18,718,780      18,718,780
                                                 ============    ============    ============    ============

Basic & diluted net income (loss) per share      $      (0.00)   $      (0.00)   $       0.00    $      (0.00)
                                                 ============    ============    ============    ============


* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.












The accompanying notes are an integral part of these unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                             2005            2004
                                                                         ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $     38,192    $    (45,548)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Decrease in accounts payable and accrued expenses                 (4,329)         (5,438)
            Increase (decrease) in accounts payable-related party            (80,377)         17,989
                                                                        ------------    ------------
     Net cash used in operating activities                                   (46,514)        (32,996)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Increase in due to officer                                        44,844          41,432
            Proceeds from (payments of) notes payable - related party          2,400          (7,600)
                                                                        ------------    ------------
     Net cash provided by financing activities                                47,244          33,832
                                                                        ------------    ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                          730             836

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                       399           1,480
                                                                        ------------    ------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                 $      1,129    $      2,316
                                                                        ============    ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid during the period                                    $      9,000    $      9,000
                                                                        ============    ============

     Taxes paid during the period                                       $       --      $       --
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

NOTE 2   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Internet Infinity, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2005, and the results of operations and cash flows for the related interim periods ended September 30, 2005 and 2004. The results of operations are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006, or any other period.

The accounting policies followed by the Company and other information are contained in Note 2 to the Company's financial statements in the March 31, 2005 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Changes in Reporting Entity

Through December 31, 2004, the financial statements of the Company were combined with Morris and Associates, Inc. (M&A) and Electronic Media Central Corporation
(EMC) because each company was owned beneficially by identical stockholders. Effective March 31, 2005, the financial statements of the Company are being presented on a stand alone basis as the Company has determined that the criteria for combination does no longer exist. The financial statements for the period ended September 30, 2004 are for III.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 3   UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,508,224 at September 30, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4   ACCRUED EXPENSES

Accrued expenses consist of the following:

         Accrued taxes                  $    2,400
         Accrued interest                   71,189
         Accrued legal and accounting        3,000
         Accrued other                      19,735
                                        ----------
                                        $   96,324
                                        ==========

NOTE 5   NOTES PAYABLE

Five notes  payable with  various  unrelated
individuals.  The notes are due upon 90 days
written  notice  from the  individuals.  The
notes are unsecured,  with interest  ranging
from 6% to 12% payable quarterly.  The notes
have been outstanding  since 1990.  Interest
expense  for the three month  periods  ended
September  30,  2005  and  2004 was $660 and
$660, respectively. Interest expense for the
six month periods  ended  September 30, 2005
and   2004   was    $1,320    and    $1,320,
respectively.                                                        $    27,000
                                                                     ===========
--------------------------------------------------------------------------------

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 6   DUE TO OFFICER

Due to officer on September 30, 2005 was as per follows:

         Unsecured  miscellaneous payable upon demand
         to George  Morris,  with  interest at 6% per
         annum,  with monthly  installments of $3,000
         beginning  June 30, 2000.  George  Morris is
         the chairman of the Company. The Company has
         not made any  principle  payments  to George
         Morris.                                                      $  334,122

            Less Current Portion                                         334,122
                                                                      ----------

            Long-Term Portion                                         $        0
                                                                      ==========


Due to officer was as follows:

         As of September 30, 2005         Classification                 Amount
         ------------------------         --------------                 ------

             Interest payable             Current                     $   29,898
           Officer draw/payable           Current                        240,791
               Note payable               Current                         63,433
                                                                      ----------
                                                                      $  334,122
                                                                      ==========

Interest charged to expenses for the three month periods ended September 30, 2005 and 2004, on the above note were $4,908 and $3,648, respectively. Interest charged to expenses for the six month periods ended September 30, 2005 and 2004, on the above note were $9,247 and $7,032, respectively.

NOTE 7   RELATED ENTITIES TRANSACTIONS

George Morris is the Chairman of the Board of Directors of the Company. As of September 30, 2005, Mr. Morris' beneficial ownership percentages of related companies' common stock is as follows:

         Internet Infinity, Inc. (The Company)                            77.10%
         Morris & Associates, Inc.                                        71.30%
         Electronic Media Central, Corp.                                  82.80%
         Apple Realty, Inc.                                              100.00%
         L&M Media, Inc.                                                 100.00%

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



The Company has notes payable to related parties on September 30, 2005 as per follows:

      Notes payable to:


         Anna Moras  (mother of the chairman of the  Company),
         with  interest  at 6% per  annum,  due  upon  90 days
         written notice.  Interest expense for the three month
         periods  ended  September  30,  2005 and 2004 on this
         note  are  $402  and  $378,  respectively.   Interest
         expense for the six month periods ended September 30,
         2005  and  2004 on  this  note  are  $797  and  $751,
         respectively.                                                 $  14,652

         Apple   Realty,    Inc.   (related   through   common
         ownership),  secured  by assets of III,  past due and
         payable upon demand.  Interest shall accrue at 6% per
         annum.  This note is in  connection  with  consulting
         fees  owed.  Interest  expense  on this  note for the
         three month periods ended September 30, 2005 and 2004
         are $4,164 and $4,147, respectively. Interest expense
         on  this  note  for  the  six  month   periods  ended
         September  30,  2005 and 2004 are $8,230 and  $8,215,
         respectively.                                                   229,396

         L&M Media,  Inc.  (related  through common officer) -
         Accounts payable for purchases, converted into a note
         in the three month period  ended June 30,  2004.  The
         note is  unsecured,  due on  demand,  and  bearing an
         interest rate of 6% per annum.  Interest  expense for
         the three month periods ended  September 30, 2005 and
         2004 on this  note are $604 and  $569,  respectively.
         Interest  expense  for the six  month  periods  ended
         September  30,  2005 and 2004 on this note are $1,199
         and $1,130, respectively.                                        35,755
                                                                       ---------
           Total notes payable - related parties                       $ 279,803
                                                                       =========

The Company settled a balance due to a party related through common shareholder and officer of the Company amounting $90,426 and recognized a gain from settlement for the same amount during the six month period ended September 30, 2005. The balance due to related party was $17,936 as of September 30, 2005. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



                                                              Monthly   Annually
                                                             --------   --------
         Rent                                                $    100   $  1,200
         Telephone                                                100      1,200
         Utilities                                                100      1,200
         Office Expense                                           100      1,200
                                                             --------   --------
                                                             $    400   $  4,800
                                                             ========   ========

III has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

On September 1, 2004, the Company entered into a consulting agreement with Apple Realty, Inc. The agreement states that the Company shall charge $10,000 per quarter for providing consulting services which will be offset against the notes owed by the Company. The agreement terminated during the six month period ended September 30, 2005.

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

NOTE 8   CONCENTRATIONS OF CREDIT RISK

For the three month periods ended September 30, 2005 and 2004, revenue from one customer represented 100% and 100% of the Company's total revenue. Accounts receivable outstanding from this customer as of September 30, 2005 was $0.

For the three months ended September 30, 2005 and 2004, the Company had one vendor who represented 100% of total purchases. Accounts payable outstanding as of September 30, 2005 for this supplier was $0.

NOTE 9   SUBSEQUENT EVENTS

On October 13, 2005, holders of a majority of the Company's common stock approved an amendment to its articles of incorporation to increase from 20 million to 100 million the number of shares of Common Stock authorized to be issued and to increase from 1 million to 20 million the number of shares of Preferred Stock authorized to be issued. An Information Statement has been filed with the SEC and, upon its approval, will be mailed to all shareholders that were not part of the group that approved the amendment. Twenty days after such mailing the Company will file with the Nevada Secretary of State a certificate of amendment to its articles of incorporation.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - Second Quarter ("Q2") of Fiscal 2006 Compared to Second Quarter ("Q2") of Fiscal 2005

Sales

         Internet Infinity revenues for Q2 2006 were $12,035, as compared with revenues of $10,085 in Q2 2005. This 19% increase in sales is attributable to an increase in the sales of authoring electronic media services.

Cost of Sales - Gross Margin

         Our cost of sales was $6,018 for Q2 2006 (50% of sales), as compared to $2,017 for Q2 2005 (20% of sales). This decrease in gross margin is attributable to both a higher dollar and a higher percentage cost from our supplier of the authoring of electronic media services.

Operating Expenses

         Operating expenses for Q2 2006 increased to $21,388 (178% of sales) from $10,491 (104% of sales) for Q2 2005. This increase in operating expenses is primarily due to a $3,054 increase in legal and accounting expenses, a $6,735 temporary increase in rent for media masters, and a $1,106 increase in miscellaneous office and insurance expenses.

Net Income (Loss)

         The company had a net loss of $26,109 in Q2 2006 (217% of sales), as compared with a net loss of $11,827 (117% of sales) in Q2 2005.

Balance Sheet Items

         Compared with cash of only $1,129, we had current liabilities of $755,184. Of these liabilities, $123,324 is owed to unrelated parties and $631,860 is owed to George Morris, our chairman and principal shareholder, and affiliated entities also under Mr. Morris' control.

Results of Operations - First Half of Fiscal Year 2006 Compared to First Half of Fiscal Year 2005
--------------------------------------------------------------------------------

Sales

         Internet Infinity revenues for the first half of FY 2006 were $20,450, a $10,294 or 101% increase in revenues from $10,156 in the first half of FY 2005. The increase in sales was attributable to an increase in the sales of the authoring of electronic media services.

Cost of Sales - Gross Margin

         Our cost of sales increased to $7,701 for the first half of FY 2006, or 38% of sales, as compared with $2,031 for the first half of FY 2005, or 20% of sales. This percentage increase in the cost of sales is due to higher percentage cost from our supplier of the authoring of electronic media services.

Operating Expenses

         Operating expenses for the first half of FY 2006 increased to $43,389 or 212% of sales, from $34,424, or 339% of sales, for the first half of FY 2005. This increase in operating expenses is primarily due to an increase of $891 in office expense, $6,816 in rent expense, a $2,001 increase in legal expense and a decrease of $743 in insurance, consulting and miscellaneous expense.

Net Income (Loss)

         We had net income of $38,192 in the first half of FY 2006, or 191% of sales, as compared with a net loss of $45,548 in the first half of FY 2005, or 441% of sales. The net income for the first half of 2006 is attributable to a gain of $90,426 on the settlement of debts owed to a related party. We actually suffered a loss of $30,640 from operations in this period.

Financial Conditions

         At September 30, 2005 we had a working capital deficit of $754,055 consisting of current assets totaling $1,129 and current liabilities totaling $755,184. The September 30, 2005 working capital deficit increased by $541,002 as compared to the September 30, 2004 working capital deficit balance of $213,053. The increase in the working capital deficit was primarily due to a $265,151 increase in notes payable to a related party and an increase of $283,219 in amounts owed to George Morris, chairman of our company.

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

Item 3.  Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Dated:  November 21, 2005                     INTERNET INFINITY, INC.



                                              By /s/ Roger Casas
                                                --------------------------------
                                                Roger Casas, President and Chief
                                                Executive Officer