Form 10KSB/A
period 2005-03-31
INTERNET INFINITY INC
filed 2005-12-07
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2005


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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors
Internet Infinity, Inc


We have audited the accompanying balance sheet of Internet Infinity, Inc., a Delaware Corporation ("the Company") as of March 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc. as of March 31, 2004 and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


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


DATED:  November 8, 2005                    INTERNET INFINITY, INC.




                                      By  /s/ Roger Casas
                                         ---------------------------------------
                                         Roger Casas, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




DATED:  November 8, 2005                  /s/ George Morris
                                         ---------------------------------------
                                         George Morris, Chief Financial Officer,
                                         Vice President and Director




DATED:  November 8, 2005                  /s/ Roger Casas
                                         ---------------------------------------
                                         Roger Casas, President and Director




DATED:  November 8, 2005                  /s/ Shirlene Bradshaw
                                         ---------------------------------------
                                         Shirlene Bradshaw, Director

                             INTERNET INFINITY, INC.

                           COMMISSION FILE NO. 0-27633


                                INDEX TO EXHIBITS


                         AMENDMENT NO. 1 TO FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005




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