Form 10QSB
period 2005-12-31
INTERNET INFINITY INC
filed 2006-02-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

     As of February 10, 2006, there were 18,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          14

Item 3.  Controls and Procedures                                            16

PART II - OTHER INFORMATION                                                 16

Item 1.  Legal Proceedings                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                  18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                            Page
                                                                            ----

         Balance Sheet (Unaudited) at December 31, 2005                     4
         Statements of Operations (Unaudited)
                  for the Three Month and Nine Month
                  Periods Ended December 31, 2005 and 2004                  5
         Statements of Cash Flows (Unaudited) for the
                  Nine Month Periods Ended December 31, 2005 and 2004       6
         Notes to Unaudited Financial Statements                            7

                             INTERNET INFINITY, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash & cash equivalents                                          $     2,790

                                                                    -----------
                                                                    $     2,790
                                                                    ===========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accrued expenses                                                 $   104,596
   Note payable                                                          27,000
   Note payable - related parties                                       290,003
   Due to officer                                                       348,689
   Due to related party                                                  20,926
                                                                    -----------
            Total current liabilities                                   791,214
                                                                    -----------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 1,000,000 shares
   authorized, none outstanding                                            --
   Common stock, $.001 par value; 20,000,000 shares
   authorized, 18,718,780 outstanding                                    18,719
   Additional paid in capital                                           735,451
   Accumulated deficit                                               (1,542,593)
                                                                    -----------
            Total stockholders' deficit                                (788,423)
                                                                    -----------

                                                                    -----------
                                                                    $     2,790
                                                                    ===========




The accompanying notes are an integral part of these unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
                                   (Unaudited)

                                                       Three months                     Nine months
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------

Net revenues                                   $     11,344    $     10,001    $     31,794    $     20,156

Cost of sales                                         6,172           2,000          13,872           4,031
                                               ------------    ------------    ------------    ------------

   Gross profit                                       5,173           8,001          17,922          16,125

Operating expenses
   Professional fees                                  7,495           8,023          24,771          18,298
   Salaries and related expenses                      7,663           7,663          22,989          22,989
   Consulting fees to related party                   9,000           4,500           9,000          10,000
   Other                                              4,447           2,521          15,234           5,844
                                               ------------    ------------    ------------    ------------
Total operating expenses                             28,604          22,707          71,994          57,131

                                               ------------    ------------    ------------    ------------
Loss from operations                                (23,432)        (14,706)        (54,072)        (41,006)

Non-operating income (expense):
   Interest expense                                 (10,937)         (9,704)        (31,732)        (28,153)
   Gain on settlement of debts-related party           --              --            90,426            --
                                               ------------    ------------    ------------    ------------
Total other income (expense)                        (10,937)         (9,704)         58,694         (28,153)

                                               ------------    ------------    ------------    ------------
Income (loss) before income taxes                   (34,369)        (24,411)          4,623         (69,159)

Provision for income taxes                             --              --               800             800

                                               ------------    ------------    ------------    ------------
Net income (loss)                              $    (34,369)   $    (24,411)   $      3,823    $    (69,959)
                                               ============    ============    ============    ============

Basic & diluted weighted average number of
   common stock outstanding                      18,718,780      18,718,780      18,718,780      18,718,780
                                               ============    ============    ============    ============

                                               ------------    ------------    ------------    ------------
Basic & diluted net income (loss) per share    $      (0.00)   $      (0.00)   $       0.00    $      (0.00)
                                               ============    ============    ============    ============


* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.




The accompanying notes are an integral part of these unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
                                   (Unaudited)

                                                                                     2005           2004
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $     3,823    $   (69,959)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Related party note payable issued for consulting fees and office expense        12,600          3,600
      Consulting service rendered to offset related party note payable                  --          (20,000)
      Decrease in accounts payable and accrued expenses                                3,943            753
      Increase (decrease) in accounts payable-related party                          (77,386)        25,464
                                                                                 -----------    -----------
   Net cash used in operating activities                                             (57,020)       (60,142)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
               Increase in due to officer                                             59,411         58,884
                                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                     2,391         (1,258)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                               399          1,480
                                                                                 -----------    -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                          $     2,790    $       222
                                                                                 ===========    ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid during the period                                               $    27,000    $    27,000
                                                                                 ===========    ===========

   Taxes paid during the period                                                  $      --      $      --
                                                                                 ===========    ===========




The accompanying notes are an integral part of these unaudited financial statements.

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1   ORGANIZATION

Internet Infinity, Inc. (III or "the Company") was incorporated in the State of Delaware on October 27, 1995. III is in the business of distribution of electronic media duplication services and electronic blank media. The Company was re-incorporated in Nevada on December 17, 2004.

NOTE 2   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Internet Infinity, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2005, and the results of operations and cash flows for the related interim periods ended December 31, 2005 and 2004. The results of operations are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006, or any other period.

The accounting policies followed by the Company and other information are contained in Note 2 to the Company's financial statements in the March 31, 2005 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Changes in Reporting Entity

Through December 31, 2004, the financial statements of the Company were combined with Morris and Associates, Inc. (M&A) and Electronic Media Central Corporation
(EMC) because each company was owned beneficially by identical stockholders. Effective March 31, 2005, the financial statements of the Company are being presented on a stand alone basis as the Company has determined that the criteria for combination does no longer exist. The financial statements for the period ended December 31, 2005 and 2004 are for III.

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

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

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 3   UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,542,593 at December 31, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4   ACCRUED EXPENSES

Accrued expenses consist of the following:

      Accrued taxes                                                  $     2,400
      Accrued interest                                                    76,455
      Accrued legal and accounting                                         3,000
      Accrued other                                                       22,741
                                                                     -----------
                                                                     $   104,596
                                                                     ===========

NOTE 5   NOTES PAYABLE

Five notes payable with various unrelated  individuals.  The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended December 31, 2005 and 2004 was $660 and $660, respectively. Interest expense for the nine month periods ended December 31, 2005 and 2004 was $1,980 and $1,980, respectively.

                                                                     $    27,000
                                                                     ===========

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 6   DUE TO OFFICER

Due to officer on December 31, 2005 was as per follows:

Unsecured   miscellaneous  payable  upon  demand  to  George
Morris, with interest at 6% per annum, with monthly interest payments of $3,000 beginning June 30, 2000. George Morris is the  chairman of the  Company.  The Company has not made any
principle payments to George Morris.                                 $   348,689

      Less Current Portion                                               348,689
                                                                     -----------

      Long-Term Portion                                              $         0
                                                                     ===========



Due to officer was as follows:

       As of December 31, 2005         Classification                   Amount
       -----------------------         --------------                   ------

          Interest payable                 Current                   $    25,910
        Officer draw/payable               Current                       259,346
           Note payable                    Current                        63,433
                                                                     -----------
                                                                     $   348,689
                                                                     ===========

Interest charged to expenses for the three month periods ended December 31, 2005 and 2004, on the above note were $5,012 and $4,005, respectively. Interest charged to expenses for the nine month periods ended December 31, 2005 and 2004, on the above note were $14,259 and $11,037, respectively.

NOTE 7          RELATED ENTITIES TRANSACTIONS

George Morris is the Chairman of the Board of Directors of the Company. As of December 31, 2005, Mr. Morris' beneficial ownership percentages of related companies' common stock is as follows:

    Internet Infinity, Inc. (The Company)                   77.10%
    Morris & Associates, Inc.                               85.65%
    Electronic Media Central, Corp.                         82.80%
    Apple Realty, Inc.                                     100.00%
    L&M Media, Inc.                                        100.00%

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



The Company has notes payable to related parties on December 31, 2005 as per follows:

        Notes payable to:

          Anna Moras  (mother of the  chairman  of the
          Company), with interest at 6% per annum, due
          upon  90  days  written   notice.   Interest
          expense  for the three month  periods  ended
          December  31, 2005 and 2004 on this note are
          $408  and   $384,   respectively.   Interest
          expense  for the nine  month  periods  ended
          December  31, 2005 and 2004 on this note are
          $1,205 and $1,135, respectively.                           $    14,652

          Apple Realty,  Inc.  (related through common
          ownership),  secured by assets of III,  past
          due and payable upon demand.  Interest shall
          accrue  at 6% per  annum.  This  note  is in
          connection  with  consulting fees and office
          expense  owed.  During the nine month period
          ended December 31, 2005,  consulting fee and
          office expense  amounting  $12,600 was added
          to the loan.  Interest  expense on this note
          for the three month periods  ended  December
          31,  2005 and 2004 are  $4,244  and  $4,077,
          respectively.  Interest expense on this note
          for the nine month  periods  ended  December
          31, 2005 and 2004 are  $12,474 and  $12,292,
          respectively.                                                  239,596

          L&M  Media,  Inc.  (related  through  common
          officer) - Accounts  payable for  purchases,
          converted  into a note  in the  three  month
          period  ended  June  30,  2004.  The note is
          unsecured,  due on  demand,  and  bearing an
          interest  rate  of 6%  per  annum.  Interest
          expense  for the three month  periods  ended
          December  31, 2005 and 2004 on this note are
          $613  and   $578,   respectively.   Interest
          expense  for the nine  month  periods  ended
          December  31, 2005 and 2004 on this note are
          $1,812 and $1,708, respectively.                                35,755
                                                                     -----------
           Total notes payable - related parties                     $   290,003
                                                                     ===========

The Company settled a balance due to a party related through common shareholder and officer of the Company amounting $90,426 and recognized a gain from settlement for the same amount during the nine month period ended December 31, 2005. The balance due to related party was $20,926 as of December 31, 2005. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

                                                           Monthly     Annually
                                                         ----------   ----------
           Rent                                          $      100   $    1,200
           Telephone                                            100        1,200
           Utilities                                            100        1,200
           Office Expense                                       100        1,200
                                                         ----------   ----------
                                                         $      400   $    4,800
                                                         ==========   ==========

III has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

On September 1, 2004, the Company entered into a consulting agreement with Apple Realty, Inc. The agreement states that the Company shall charge $10,000 per quarter for providing consulting services which will be offset against the notes owed by the Company. The agreement terminated during the six month period ended December 31, 2005.

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

NOTE 8   CONCENTRATIONS OF CREDIT RISK

For the three month periods ended December 31, 2005 and 2004, revenue from one customer represented 100% and 100% of the Company's total revenue. Accounts receivable outstanding from this customer as of December 31, 2005 was $ 0.

For the three months ended December 31, 2005 and 2004, the Company had one vendor who represented 100% of total purchases. Accounts payable outstanding as of December 31, 2005 for this supplier was $0.

NOTE 9   NET OPERATING LOSS

The Company has federal and state net operating loss of approximately $1,542,593 which expires through 2025.

The Company has recorded a 100% valuation allowance for the estimated amount of deferred tax asset, which may not be realized.

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 10         SUBSEQUENT EVENTS

The Company is in the process to amend its articles of incorporation to increase from 20 million to 100 million the number of shares of Common Stock authorized to be issued and to increase from 1 million to 20 million the number of shares of Preferred Stock authorized to be issued.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended December 31, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - Third Quarter ("Q3") of Fiscal 2006 Compared to Third Quarter ("Q3") of Fiscal 2005

Sales

         Internet Infinity revenues for Q3 2006 were $11,344, as compared with revenues of $10,001 in Q3 2005. This 13.4% increase in sales is attributable to new sales for mastering DVDs.

Cost of Sales - Gross Margin

         Our cost of sales was $6.172 for Q3 2006 (54.4% of sales), as compared to $2,000 for Q3 2005 (20% of sales). This increase in cost of sales and decrease in gross margin is attributable to higher costs from our supplier.

Operating Expenses

         Operating expenses for Q3 2006 increased to $28,604 (252.0% of sales) from $22,707 (227.0% of sales) for Q3 2005. This increase in operating expenses is primarily due to an increase in consulting expense from $4,500 to $9,000, an increase in other expenses of $2,521 to $4,447 offset by a decrease in professional fees from $8,023 to $7,495 for Q3 2006 versus Q3 2005 respectively.

Net Income (Loss)

         The company had a net loss of $34,369 in Q3 2006 (303.0% of sales), as compared with a net loss of $24,411 (244.1 of sales) in Q3 2005.

Balance Sheet Items

         Compared with cash of only $2,790, we had current liabilities of $791,214. Of these liabilities, $41,063 are owed to unrelated parties and $750,151 are owed to George Morris, our chairman and principal shareholder, and affiliated entities also under Mr. Morris' control.

Results of  Operations - First Nine Months of Fiscal Year 2006 Compared to First
--------------------------------------------------------------------------------
Nine Months of Fiscal Year 2005
-------------------------------

Sales

         Internet Infinity revenues for the first nine months of FY 2006 were $31,794, a $11,638 or 57.7% increase in revenues from $20,156 in the first nine months of FY 2005. The increase in sales was attributable to new sales for mastering DVD's.

Cost of Sales - Gross Margin

         Our cost of sales increased to $13,872 for the first nine months of FY 2006, or 43.6% of sales, as compared with $4,031 for the first nine months of FY 2005, or 20% of sales. This percentage increase in the cost of sales is due to higher supplier costs.

Operating Expenses

         Operating expenses for the first nine months of FY 2006 increased to $71,994 or 226.4% of sales, from $57,131, or 283.4% of sales, for the first nine months of FY 2005. This increase in operating expenses is primarily due to an increase in professional fees from $18,298 to $24,771, an increase in other expenses from $5,844 to $15,234 and a decrease in consulting from $10,000 to $9,000 respectively for the first nine months of FY 2006 and for the first nine months of FY 2005.

Net Income (Loss)

         We had net income of $4,623 from operations in the first nine months of FY 2006, or 14.5% of sales, as compared with a net loss of $69,159 in the first nine months of FY 2005, or 343% of sales. The net income for the first nine months of 2006 is attributable to a gain for the Company on the settlement of debt to a related party.

Financial Conditions

         At December 31, 2005 we had a working capital deficit of $788,424 consisting of current assets totaling $2,790 and current liabilities totaling $791,214. The December 31, 2005 working capital deficit increased by $593,407 as compared to the December 31, 2004 working capital deficit balance of $195,017. The increase in the working capital deficit was primarily due to reclassification of liabilities.

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

Item 3. Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Dated:  February 14, 2006                     INTERNET INFINITY, INC.



                                              By /s/ Roger Casas
                                                --------------------------------
                                                Roger Casas, President and Chief
                                                Executive Officer