Form 10KSB
period 2006-03-31
INTERNET INFINITY INC
filed 2006-07-06
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $42,103

State the aggregate market value of the 18,718,780 voting and non-voting common equity held by non-affiliates computed by reference to the $0.0375. average bid and asked price of such common equity, as of June 27, 2006: $158,516.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 27, 2006, there were 18,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page

Item 1   Description of Business..........................................     1
         Business Development.............................................     1
         Business of the Company..........................................     1
         Suppliers and Sub-Contractors ...................................     1
         Distribution Methods.............................................     1
         Competition......................................................     2
         Advertising and Promotion .......................................     2
         Dependence on Major Customers, Management and Suppliers..........     2
         Patents, Trademarks and Licenses.................................     2
         Government Approval and Regulations..............................     2
         Research and Development.........................................     2
         Cost of Compliance with Environmental Laws.......................     2
         Seasonality .....................................................     2
         Employees........................................................     3

Item 2   Description of Property..........................................     3

Item 3   Legal Proceedings................................................     3

Item 4   Submission of Matters to a Vote of Security Holders..............     3

Item 5   Market for Common Equity and Related Stockholder Matters.........     3

Item 6   Management's Discussion and Analysis.............................     4
         Results of Operations............................................     4
         Sales............................................................     5
         Gross Margin.....................................................     5
         Selling, General and Administrative Expenses.....................     5
         Net Profit (Loss)................................................     5
         Balance Sheet Items..............................................     6
         Outlook..........................................................     6
         Off-Balance Sheet Arrangements...................................     6
         Contractual obligations..........................................     7

Item 7   Financial Statements.............................................     8

Item 8   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.....................................    25

Item 8A  Controls and Procedures..........................................    25

Item 8B  Other Information................................................    25

Item 9    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............    25
          Compliance with Section 16(a) of the Exchange Act...............    26
          Audit Committee and Audit Committee Financial Expert............    27
          Code of Ethics..................................................    27

Item 10  Executive Compensation...........................................    27
             Stock Options................................................    27
             Employment Contracts.........................................    27

Item 11  Security Ownership of Certain Beneficial Owners
             and Management...............................................    28

Item 12  Certain Relationships and Related Transactions...................    29

Item 13  Exhibits.........................................................    31

Item 14  Principal Accountant Fees and Services ..........................    33

Signatures................................................................    34

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

         Today, a private company merger partner is being sought as another potential avenue for revenue growth. However, there is no assurance that the singles project or a merger can or will be successful at any time.

Business of the Company
-----------------------

         We have one principal product:

           o Author and create masters of electronic media products for replication and duplication.

Suppliers and Sub-Contractors
-----------------------------

         We receive orders by telephone. We bill for the shipment at a cost negotiated for the order by our one salesperson.

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

Distribution Methods
--------------------

         We distribute our products through an in-house employee working the telephone, fax, mail and the Internet. Shipments are made throughout the United States.

         Our sales representative employee is paid on a salary plus an incentive bonus based on the gross profit generated each month. The sales representative is responsible for managing his account orders and customer service.

Competition
-----------

         The electronic media business is highly competitive. Numerous small regional competitors such as our company serve the smaller regional business and nonprofit organization markets. We compete with both price and customer services. In addition, we monitor offers from competitors on the Internet, through direct mail and through comparison-shopping, to remain competitive.

Advertising and Promotion
-------------------------

         Our advertising and promotion is primarily electronic-media focused. We engage in telephone and fax campaigns to prospect for media business.

Dependence on Major Customers
-----------------------------

         With only one large customer at $42,103 sales for fiscal 2006, our company will most likely discontinue all sales operations with the loss of this customer. Revenue for Internet Infinity may go to zero if no merger or alternative business is found.

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

Cost of Compliance with Environmental Laws
------------------------------------------

         There are no environmental laws that impact any of our operations of marketing and distributing electronic duplication media, pre-recorded video programs or Internet services.

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

ITEM 2.  PROPERTY.

         Our one part-time sales person does not require any measurable office space or utilities for the sales operation, and he operates from his home. With the discontinuing sales of blank video tape, no facilities will be needed. Storage of our records and accounting documents are provided by George Morris, public storage and Roger Casas, our president.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the stockholders of our company during FY 2006 through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information. Internet Infinity's common stock is quoted on the Electronic OTC Bulletin Board. Its symbol is "ITNF."

         During the last two fiscal years, the range of high and low bid information for our common stock is set forth below. The source of this information is the OTC Bulletin Board.

         The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

                                            High         Low
                                            ----         ---
         FY 2005           1st Qtr.         0.05         0.03
         -------           2nd Qtr.         0.10         0.05
                           3rd Qtr.         0.11         0.05
                           4th Qtr.         0.17         0.05


         FY 2006           1st Qtr.         0.07         0.03
         -------           2nd Qtr.         0.03         0.03
                           3rd Qtr.         0.03         0.025
                           4th Qtr.         0.03         0.025



         On June 27, 2006 there were 18,718,780 shares of common stock outstanding. No shares are subject to securities convertible into such shares of stock.

         Holders. On June 27, 2006 there were approximately 230 holders of record of our common stock. Some 2,308,564 shares of common stock are held in brokerage accounts under the record name of "Cede & Co."

         Dividends. No cash dividends have been declared on the common stock. There are no restrictions that limit the ability of the company to pay dividends on the common stock or that are likely to do so in the future.

         During the past three fiscal years, Internet Infinity sold 8,000,000 shares of our common stock in 2003 in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Securities and Exchange Commission. No underwriters were used to affect the sales. The names of the persons who bought the shares of stock, the dates the shares sold, the number of shares issued, the prices paid in cash or services for the shares and the nature of the consideration received by Internet Infinity were disclosed in our Form 10-KSB for the fiscal year ended March 31, 2005.

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

Results of Operations

         The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2006 and March 31, 2005.

                                           Years Ended  3-31
                                            2006       2005
                                          -------------------

Sales                                        100.0%     100.0%
Cost of sales                                 52.5       30.0
                                          --------   --------
Gross margin                                  47.5       70.0
Selling, general and
    administrative
    expenses                                (253.7)    (377.3)
Interest income (expense)                   (103.4)    (154.6)
                                          --------   --------
Net income (loss) before
 income taxes                                (94.9)    (461.8)

Sales
-----

         Sales increased by $16,832 from $25,271 in the fiscal year ended March 31, 2005 to $42,103 in the fiscal year ended March 31, 2006, an increase of 67 percent. The increase in sales was attributable primarily to a large order from one customer.

Gross Margin
------------

         Gross margin decreased from 70 percent in fiscal year 2005 to 48 percent in fiscal year 2006. The decrease in gross margin was attributable to our lower bid sales prices to get the higher volume orders.

Selling, General and Administrative Expense
-------------------------------------------

         Selling, general and administrative expenses increased by $11,480 from $95,339, in fiscal year 2005, to $106,819 in fiscal year 2006. A breakdown of the changes is:

o Consulting fees to related party increased to $16,500 in fiscal year 2006 from zero in 2005

o    Professional  fees decreased to $39,645 in fiscal year 2006 from $44,301 in
     2005

o    Other  expenses  decreased  to $20,022 in fiscal year 2006 from  $20,387 in
     2005

o    Salaries  and related  expense  remained  the same for fiscal year 2006 and
     2005

Net Profit (Loss)
-----------------

         We had a net loss from operations, after a provision for income taxes, in the fiscal year ended March 31, 2005 of $117,510, or $0.01 a share of our common stock. In the fiscal year ended March 31, 2006 we had a net loss, after a provision for income taxes, of $40,753, or $-0- a share of common stock. The loss decreased primarily due to a gain on settlement of debts to related parties.

Balance Sheet Items
-------------------

         The net loss of $40,753 for the fiscal year ended March 31, 2006 increased the retained earnings deficit from $1,546,416 on March 31, 2005 to $1,587,169 on March 31, 2006. Our cash position increased from $399 for the fiscal year ended March 31, 2005 to $1,225 for the fiscal year ended March 31, 2006. Accounts receivable net of allowance for doubtful accounts from non affiliates remains unchanged at $0 at the end of fiscal year 2005 and 2006, while inventory remained unchanged at zero for the fiscal year ended March 31, 2005 and 2006.

         Outlook
         -------

         The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

         We have been able to stay in operation only (1) from the cash flow generated from the sale of authoring and mastering electronic media products, and (2) because George Morris personally advanced funds to our Company when needed.

         Internet Infinity, Inc. management believes that it will not generate sufficient cash flow to support operations during the twelve months ended March 31, 2007. Although sales and expenses could continue to decline and even if our company can generate a net profit and positive cash flow from operations, additional funds will be necessary for continued operation of the company.

         Our auditors have issued a going concern statement in Note 3 of the attached financial statements.

         In addition to cash provided from operations, loans from George Morris can provide additional cash to Internet Infinity.

         The payment record of our existing customers has been good with low bad-debt losses for over two years from authoring and mastering service customers. Accordingly, management believes the risk of non-payment in the future is manageable if the company extends credit to our existing customers.

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

------------------------ -------------------------------------------------------
                                          Payments Due-by Period
------------------------ -------------------------------------------------------
       Contractual                 Less Than                           More Than
       Obligations         Total    1 Year     1-3 Years   3-5 Years    5 Years
------------------------ -------- ----------- ----------- ----------- ----------
Long-Term Debt
Obligations                None
------------------------ -------- ----------- ----------- ----------- ----------
Capital Lease
Obligations                None
------------------------ -------- ----------- ----------- ----------- ----------
Operating Lease
Obligations                None
------------------------ -------- ----------- ----------- ----------- ----------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet under
GAAP                       None
------------------------ -------- ----------- ----------- ----------- ----------
------------------------ -------- ----------- ----------- ----------- ----------
Total                      None
------------------------ -------- ----------- ----------- ----------- ----------

         Our future results of operations and the other forward-looking statements contained in this report, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties

ITEM 7.  FINANCIAL STATEMENTS.
                                                                            Page

         Report of Independent Registered Public Accounting Firm              9
         Balance Sheet as of March 31, 2006                                  10
         Statement of Operations for the Years Ended March 31,
                  2006 and 2005                                              11
         Statement of Stockholders' Deficit for the Years Ended March 31,
                  2006 and 2005                                              12
         Statement of Cash Flows for the Years Ended March 31,
                  2006 and 2005                                              13
         Notes to Financial Statements                                       14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




To the Stockholders and Board of Directors
Internet Infinity, Inc.

We have audited the accompanying balance sheet of Internet Infinity, Inc., a Nevada Corporation ("the Company") as of March 31, 2006 and the related statements of operations, stockholders' deficit and cash flows for the year ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc. as of March 31, 2006 and the results of its operations and its cash flows for the year ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.

Los Angeles, California
June 21, 2006

                             INTERNET INFINITY, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006

                                     ASSETS
                                     ------
CURRENT ASSETS:
           Cash & cash equivalents                                  $     1,225
                                                                    -----------
                                                                    $     1,225
                                                                    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
           -------------------------------------

CURRENT LIABILITIES:
           Accounts payable & accrued expenses                      $   121,975
           Note payable                                                  27,000
           Note payable - related parties                               285,203
           Due to officer                                               373,519
           Due to related party                                          26,527
                                                                    -----------
                    Total current liabilities                           834,224
                                                                    -----------

STOCKHOLDERS' DEFICIT
           Preferred stock, $.001 par value; 30,000,000 shares
           authorized, none outstanding                                    --
           Common stock, $.001 par value; 20,000,000 shares
           authorized, 18,718,780 outstanding                            18,719
           Additional paid in capital                                   735,451
           Accumulated deficit                                       (1,587,169)
                                                                    -----------
                    Total stockholders' deficit                        (832,999)
                                                                    -----------
                                                                    $     1,225
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

                                                       For the Years Ended March 31,
                                                            2006             2005
                                                       -------------    -------------
Net revenues                                           $      42,103    $      25,271

Cost of sales                                                 22,120            7,581
                                                       -------------    -------------

           Gross profit                                       19,983           17,689
                                                       -------------    -------------

Operating expenses
           Professional fees                                  39,645           44,301
           Salaries and related expenses                      30,651           30,651
           Consulting fees to related party                   16,500             --
           Other                                              20,022           20,387
                                                       -------------    -------------
                     Total operating expenses                106,819           95,339

                                                       -------------    -------------
Loss from operations                                         (86,836)         (77,650)

Non-operating income (expense):
           Interest expense                                  (43,544)         (39,060)
           Gain on settlement of debts-related party          90,426             --
                                                       -------------    -------------
                     Total other income (expense)             46,882          (39,060)

                                                       -------------    -------------
Loss before income taxes                                     (39,953)        (116,710)

Provision for income taxes                                       800              800
                                                       -------------    -------------
Net loss                                               $     (40,753)   $    (117,510)
                                                       =============    =============

Basic & diluted weighted average number of
    common stock outstanding                              18,718,780       18,718,780
                                                       =============    =============

Basic & diluted net loss per share                     $       (0.00)   $       (0.01)
                                                       =============    =============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the Company has no dilutive securities


   The accompanying notes are an integral part of these financial statements.


                             INTERNET INFINITY, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005



                                        Common stock
                               -----------------------------    Additional                          Total
                                 Number of                        paid in       Accumulated     stockholders'
                                  shares           Amount         capital         deficit          deficit
                               -------------   -------------   -------------   -------------    -------------

Balance as of March 31, 2004      18,718,780   $      18,719   $     735,451   $  (1,428,906)   $    (674,736)

Net loss for the year                   --              --              --          (117,510)        (117,510)
                               -------------   -------------   -------------   -------------    -------------
Balance as of March 31, 2005      18,718,780          18,719         735,451      (1,546,416)        (792,246)

Net loss for the year                   --              --              --           (40,753)         (40,753)
                               -------------   -------------   -------------   -------------    -------------
Balance as of March 31, 2006      18,718,780   $      18,719   $     735,451   $  (1,587,169)   $    (832,999)
                               =============   =============   =============   =============    =============



















   The accompanying notes are an integral part of these financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

                                                                                        For the Years Ended March 31,
                                                                                            2006             2005
                                                                                        -------------    -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           $     (40,753)    $   (117,510)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
           Related party note payable issued for consulting fees and office expense             7,800             --
           Increase in accounts payable and accrued expenses                                   21,323           18,698
           Increase in due to related company                                                 (71,786)          49,218
                                                                                        -------------    -------------
     Net cash used in operating activities                                                    (83,416)         (49,593)
                                                                                        -------------    -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
           Increase in due to officer                                                          84,241           63,712
           Payments for note payable                                                             --            (35,755)
           Proceeds from notes payable - related party                                           --             20,555
                                                                                        -------------    -------------
     Net cash provided by financing activities                                                 84,241           48,512
                                                                                        -------------    -------------

 NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                               826           (1,081)

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                       399            1,480
                                                                                        -------------    -------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                                                $       1,225     $        399
                                                                                        =============    =============


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid during the year                                                      $      36,000     $     36,000
                                                                                        =============    =============

     Taxes paid during the year                                                         $        --       $       --
                                                                                        =============    =============



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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Accounts receivable and allowance for doubtful debts amounted to $0 as at March 31, 2006.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment balance at March 31, 2006.

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

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2006:

            Accrued taxes                    $    2,400
            Accrued interest                     81,953
            Accrued accounting                   15,000
            Accrued other                        22,622
                                             ----------
                                             $  121,975
                                             ==========

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended March 31, 2006, such differences were insignificant.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

Recent Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact the financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in FASB Statement No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2006 FASB issued SFAS 156, "Accounting for Servicing of Financial Assets." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
     3. Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.
     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Balance Sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 3          UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,587,169 at March 31, 2006. The Company has a net loss of $40,753 and a net loss $117,510 for the years ended March 31, 2006 and 2005, respectively.

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

NOTE 4          NOTES PAYABLE

         Five notes  payable with  various  unrelated
         individuals.  The notes are due upon 90 days
         written  notice  from the  individuals.  The
         notes are unsecured,  with interest  ranging
         from 6% to 12% payable quarterly.  The notes
         have been outstanding  since 1990.  Interest
         expense  for the year ended  March 31,  2006
         and 2005 was $2,640 and $2,640.                               $  27,000
                                                                       =========

NOTE 5          RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



           Internet Infinity, Inc. (The Company)            77.10%
           Morris & Associates, Inc.                        71.30%
           Electronic Media Central Corporation             82.87%
           Apple Realty, Inc.                              100.00%
           L&M Media, Inc.                                 100.00%

The Company has notes payable to related parties on March 31, 2006 as follows:

        Notes payable to:

          Anna Moras (mother of George Morris), with interest
          at 6% per annum,  due upon 90 days written notice
          Interest expense for the years ended March 31, 2006
          and 2005 on this note are $1,618 and $1,525,
          respectively                                                $   14,652

          Apple Realty, Inc. (related  through a common
          controlling shareholder), secured by assets of the
          Company, past due and payable upon demand
          Interest accrues at 6% per annum. This note is in
          connection with consulting fees and office expenses
          owed. Interest expense on this note for the years
          ended March 31, 2006 and 2005 are $16,938 and
          $16,299, respectively                                          234,796

          L&M  Media, Inc. (related through a common
          controlling shareholder) - Accounts  payable for
          purchases, converted into a note during the three
          month period ended June 30, 2004. The note is due on
          demand, unsecured and interest accrues at 6% per
          annum. Interest expense on this note for the years
          ended March 31, 2006 and 2005 are $2,435 and $2,145,            35,755
                                                                      ----------
          Total notes payable - related parties                       $  285,203
                                                                      ==========

On September 1, 2004, the Company entered into a consulting agreement with Apple Realty, Inc. The agreement stated that the Company shall charge $10,000 per quarter for providing consulting services which will be offset against the notes owed by the Company. The agreement terminated during the nine month period ended December 31, 2005.

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



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
                                                             ========   ========

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company paid $16,500 consulting fees to Apple Realty, Inc. during the fiscal year ended March 31, 2006.

The Company has a payable to George Morris of $373,519 as of March 31, 2006 as follows:

          Unsecured miscellaneous payables upon demand
          with interest at 6% per annum, with monthly
          installments of $3,000 beginning June 30, 2000
          The Company has not made any principal
          payments to George Morris
                                                                      $  373,519
                   Less Current Portion                                  373,519
                                                                      ----------
                   Long-Term Portion                                  $     --
                                                                      ==========

Due to officer are as follows:

        For the year ending March 31, 2006     Classification           Amount
        ----------------------------------     --------------           ------

                Interest payable               Current                $   22,562
              Officer draw/payable             Current                   287,524
                 Note payable                  Current                    63,433
                                                                      ----------

                                                                      $  373,519
                                                                      ==========


Interest charged to expenses for the years ended March 31, 2006 and 2005, on the above note were $19,913 and $16,301, respectively.

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company settled a balance due to Electronic Media Central Corporation, a party related through a common controlling shareholder, amounting to $90,426 and recognized a gain from settlement for the same amount during the year ended March 31, 2006.

The Company has a payable to Electronic Media Central Corporation and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $26,527 as of March 31, 2006. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

NOTE 6          STOCKHOLDERS' DEFICIT

The Company had no stock issuance in the fiscal years ended March 31, 2006 and 2005.

NOTE 7          CONCENTRATIONS OF CREDIT RISK

For the fiscal year ended March 31, 2006 and 2005, revenue from one customer represents 100% and 100% of the Company's total revenue. As of March 31, 2006, the receivable from this customer amounted to $0.

For the fiscal year ended March 31, 2006 and March 31, 2005, the Company has one vendor who represents 100% of total purchases. Accounts payable balance outstanding as of March 31, 2006 for this supplier was $0.

NOTE 8          INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2006 and 2005, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately $1,005,186 as of March 31, 2006.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

Deferred tax asset - net operating loss                               $ 402,074
Less valuation allowance                                               (402,074)
                                                                      ---------

      Net deferred tax asset                                          $    --
                                                                      =========

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS


The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                March 31, 2006    March 31, 2005

Tax expense (credit) at statutory rate-federal       (34)%             (34)%
State tax expense net of federal tax                  (6)               (6)
Changes in valuation allowance                        40                40
                                                  ----------        ----------
Tax expense at actual rate                            --                --
                                                  ==========        ==========
Income tax expense consisted of the following:

                                                       2006          2005
             Current tax expense:
             Federal                                $     --      $     --
             State                                         800           800
                                                    ----------    ----------
             Total current                          $      800    $      800



             Deferred tax credit:
             Federal                                $   13,856    $   39,953
             State                                       2,445         7,051
                                                    ----------    ----------
             Total deferred                         $   16,301    $   47,004
             Less: valuation allowance                 (16,301)      (47,004)
                                                    ----------    ----------
             Net deferred tax credit                      --            --

                                                    ----------    ----------
             Tax expense                            $      800    $      800
                                                     ==========    ==========

NOTE 9          STOCK OPTIONS

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

For the years ended March 31, 2006, and 2005, the Company granted no options.

In electing to follow APBO No. 25, "Accounting for Stock Issued to Employees," the Company recognizes no compensation expense related to employee stock options for the fiscal year ended March 31, 2006, and 2005, as no options are granted at a price below the market price on the date of grant.

                             INTERNET INFINITY, INC.
                          NOTES TO FINANCIAL STATEMENTS



Presented below is a summary of stock option plans' activities for the years ended March 31, 2006 and 2005:

                                                                  Weight-Average
                                              Stock Options       Exercise Price

           Outstanding at March 31, 2004            220,000                0.400
           Granted                                        -                    -
           Exercised                                      -                    -
           Forfeited                                      -                    -
           Expired                                (220,000)              (0.400)

           Outstanding at March 31, 2005                  -                    -

           Granted                                                             -
                                                          -
           Exercised                                      -                    -
           Forfeited                                      -                    -
           Expired                                        -                    -

           Outstanding at March 31, 2006                  -                    -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection of been dismissed.

ITEM 8A.  CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

ITEM 8B.  OTHER INFORMATION.

         Not applicable.

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2006, the directors' terms of office and the period each director has served are set forth in the following table:

Person                   Positions and Officers                 Since    Expires
------                   ----------------------                 -----    -------
George Morris, 67        Chairman of the Board of Directors,    1996     2007
                         Chief Financial Officer and            1996     2007
                         Vice President of Marketing            2005     2007

Roger Casas, 57          Director,                              1999     2007
                         CEO/President                          2004     2007

Shirlene Bradshaw, 66    Director,                              1999     2007
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

ITEM 10.  EXECUTIVE COMPENSATION.

         No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The compensation of our president during the last three fiscal years was as follows:

                  Fiscal Year           President           Salary    Other
                  -----------           ---------           ------    -----
                         2006         Roger Casas            6,000      0
                         2005         Roger Casas            6,000      0
                         2004         Roger Casas                0      0

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth, as of June 28, 2006 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

                                                          Percent of
                                     Number               Outstanding
Name and Address                     of Shares            Shares
----------------                     ---------            ------

Apple Realty, Inc. and
Hollywood Riviera Studios (1)         3,034,482           16.2
413 Avenue G, #1
Redondo Beach, CA  90277

George Morris, Chairman/CFO          14,435,196(2)        77.1
413 Avenue G, #1
Redondo Beach, CA  90277

L&M Media, Inc. (1)                   4,535,714           24.2
413 Ave G #1
Redondo Beach, Ca 90277

Roger Casas, CEO/President               32,000           (3)
108 E. 228th St
Carson, CA 90745

Shirlene Bradshaw, Director              30,500           (3)
1900 W. Artesia #38
Gardena, Ca 90745

Officers and Directors
as a group (3 persons)               14,491,696           77.4
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

         Our company is under the control of George Morris, who controls and is thereby the beneficial owner of 77.1 percent of all outstanding stock of Internet Infinity, Inc. He has an economic interest in 77.1 percent of all outstanding stock of Internet Infinity, Inc. The basis of his control and of his economic interest are set forth in the following table:

George Morris
-------------

a. He owns 100 percent of Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. that collectively own 40.5% of Internet Infinity, Inc.

b.       He owns 36.6 percent of Internet Infinity, Inc.

         Summary of George Morris' Beneficial Interest in Internet Infinity

                  Economic Interest                    Beneficial Interest
                  -----------------                    -------------------
         1.00     x        .405     =       .405               .405
         1.00     x        .366     =       .366               .366
                                            ----               ----

                                            .771               .771
Related Party Transactions
--------------------------

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

         Internet Infinity, Inc. (The Company)               77.10%
         Morris & Associates, Inc.                           71.30%
         Electronic Media Central Corporation                82.87%
         Apple Realty, Inc.                                 100.00%
         L&M Media, Inc.                                    100.00%

The Company has notes payable to related parties on March 31, 2006 as follows:

        Notes payable to:
          Anna Moras (mother of George  Morris),  with
          interest  at 6% per annum,  due upon 90 days
          written  notice.  Interest  expense  for the
          years  ended March 31, 2006 and 2005 on this
          note are $1,618 and $1,525, respectively.                      $14,652

          Apple Realty, Inc. (related through a common
          controlling shareholder),  secured by assets
          of the  Company,  past due and payable  upon
          demand.  Interest  accrues  at 6% per annum.
          This note is in connection  with  consulting
          fees  and  office  expenses  owed.  Interest
          expense  on this  note for the  years  ended
          March  31,  2006 and 2005  are  $16,938  and
          $16,299, respectively.                                         234,796

          L&M Media,  Inc.  (related  through a common
          controlling  shareholder) - Accounts payable
          for purchases,  converted into a note during
          the three month  period ended June 30, 2004.
          The  note is due on  demand,  unsecured  and
          interest  accrues at 6% per annum.  Interest
          expense  on this  note for the  years  ended
          March  31,  2006  and 2005  are  $2,435  and
          $2,145,                                                         35,755

                                                                        --------
          Total notes payable - related parties                         $285,203
                                                                        ========

On September 1, 2004, the Company entered into a consulting agreement with Apple Realty, Inc. The agreement stated that the Company shall charge $10,000 per quarter for providing consulting services which will be offset against the notes owed by the Company. The agreement terminated during the nine month period ended December 31, 2005.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

                                                Monthly             Annually
                                                -------             --------
          Rent                                         $100              $1,200
          Telephone                                     100               1,200
          Utilities                                     100               1,200
          Office Expense                                100               1,200
                                            ----------------    ----------------
                                                       $400              $4,800
                                            ================    ================

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company paid $16,500 consulting fees to Apple Realty, Inc. during the fiscal year ended March 31, 2006.

The Company has a payable to George Morris of $373,519 as of March 31, 2006 as follows:

          Unsecured miscellaneous payables upon demand with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000. The Company has not made any principal payments to George Morris.

                                                                      $ 373,519
            Less Current Portion                                        373,519
                                                                      ---------
            Long-Term Portion                                         $    --
                                                                      =========

Due to officer are as follows:

              For the year ending March 31, 2006    Classification      Amount
              ----------------------------------    --------------      ------

                       Interest payable             Current           $ 22,562
                     Officer draw/payable           Current            287,524
                         Note payable               Current             63,433

                                                                      --------

                                                                      $373,519
                                                                      ========


Interest charged to expenses for the years ended March 31, 2006 and 2005, on the above note were $19,913 and $16,301, respectively.

The Company settled a balance due to Electronic Media Central Corporation, a party related through a common controlling shareholder, amounting to $90,426 and recognized a gain from settlement for the same amount during the year ended March 31, 2006.

The Company has a payable to Electronic Media Central Corporation and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $26,527 as of March 31, 2006. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

ITEM 13.  EXHIBITS.

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number            Description of Exhibit
------            ----------------------

 2       -        Certificate  of Ownership  and Merger of Morris &  Associates,
                  Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*

 3       -        Articles of Incorporation of Internet Infinity, Inc.*

 3.1     -        Amended  Certificate of  Incorporation  of Internet  Infinity,
                  Inc.*

 3.2     -        Bylaws of Internet Infinity, Inc.*

 3.4     -        Certificate  of  Amendment  to  Articles of  Incorporation  of
                  Internet Infinity, Inc., a Nevada corporation++

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


         *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.

         **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.

         +Previously filed with Form 10-KSB; Commission File No. 0-27633 incorporated herein.

         ++Previously   filed  with  Form  8-K;   Commission  File  No.  0-27633
         incorporated herein.


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

                  Fiscal Year ended March 31, 2006            $24,000
                  Fiscal Year ended March 31, 2005            $23,500

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended March 31, 2006            $-0-
                  Fiscal Year ended March 31, 2005            $-0-

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended March 31, 2006            $-0-
                  Fiscal Year ended March 31, 2005            $-0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended March 31, 2006            $-0-
                  Fiscal Year ended March 31, 2005            $-0-

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

DATED:  June 30, 2006                    INTERNET INFINITY, INC.



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




DATED:  June 30, 2006                     /s/ George Morris
                                         ---------------------------------------
                                         George Morris, Chief Financial Officer,
                                         Vice President and Director




DATED:  June 30, 2006                     /s/ Roger Casas
                                         ---------------------------------------
                                         Roger Casas, President and Director




DATED:  June 30, 2006                     /s/ Shirlene Bradshaw
                                         ---------------------------------------
                                         Shirlene Bradshaw, Director

                             INTERNET INFINITY, INC.

                           COMMISSION FILE NO. 0-27633


                                INDEX TO EXHIBITS

                                   FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006



         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number            Description of Exhibit
------            ----------------------

 2       -        Certificate  of Ownership  and Merger of Morris &  Associates,
                  Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*

 3       -        Articles of Incorporation of Internet Infinity, Inc.*

 3.1     -        Amended  Certificate of  Incorporation  of Internet  Infinity,
                  Inc.*

 3.2     -        Bylaws of Internet Infinity, Inc.*

 3.4     -        Certificate  of  Amendment  to  Articles of  Incorporation  of
                  Internet Infinity, Inc., a Nevada corporation++

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


         *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.

         **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.

         +Previously filed with Form 10-KSB; Commission File No. 0-27633 incorporated herein.

         ++Previously   filed  with  Form  8-K;   Commission  File  No.  0-27633
         incorporated herein.