Form 10QSB
period 2006-06-30
INTERNET INFINITY INC
filed 2006-08-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

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

     As of August 10, 2006, there were 18,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
                                                                            Page
                                                                            ----

      Balance Sheet (Unaudited) at June 30, 2006                               4
      Statements of Operations (Unaudited)
               for the Three Month Periods Ended
               June 30, 2006 and 2005                                          5
      Statements of Cash Flows (Unaudited) for the
               Three Month Periods Ended June 30, 2006 and 2005                6
      Notes to Unaudited Financial Statements                                  7

                             INTERNET INFINITY, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------

           CURRENT ASSETS:
           Cash & cash equivalents                               $     2,490
                                                                 -----------
                                                                 $     2,490
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
           Accrued expenses                                      $   114,813
           Note payable                                               27,000
           Note payable - related parties                            286,403
           Due to officer                                            379,402
           Due to related party                                       57,769
                                                                 -----------
                    Total current liabilities                        865,387
                                                                 -----------

STOCKHOLDERS' DEFICIT
           Preferred stock, $.001 par value; 20,000,000 shares
           authorized, none outstanding                                 --
           Common stock, $.001 par value; 100,000,000 shares
           authorized, 18,718,780 outstanding                         18,719
           Additional paid in capital                                735,451
           Accumulated deficit                                    (1,576,313)
                                                                 -----------
                    Total stockholders' deficit                     (862,896)

                                                                 -----------
                                                                 $     2,490
                                                                 ===========








                 The accompanying notes are an integral part of
                     these unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                           2006            2005
                                                       ------------    ------------
Net revenues                                           $      2,105    $      8,415

Cost of sales                                                 1,684           1,683
                                                       ------------    ------------

           Gross profit                                         421           6,732
                                                       ------------    ------------

Operating expenses
           Professional fees                                  5,868           8,538
           Salaries and related expenses                      7,663           7,663
           Other                                              4,213           5,800
                                                       ------------    ------------
                      Total operating expenses               17,744          22,001

                                                       ------------    ------------
Loss from operations                                        (17,323)        (15,269)

Non-operating income (expense):
           Interest expense                                 (11,774)        (10,057)
           Gain on settlement of debts-related party           --            90,426
                                                       ------------    ------------
                      Total other income (expense)          (11,774)         80,370

                                                       ------------    ------------
Income (loss) before income taxes                           (29,097)         65,100

Provision for income taxes                                      800             800

                                                       ------------    ------------
Net income (loss)                                      $    (29,897)   $     64,300
                                                       ============    ============

Basic & diluted weighted average number of
                                                       ------------    ------------
    common stock outstanding                             18,718,780      18,718,780
                                                       ============    ============

                                                       ------------    ------------
Basic & diluted net income (loss) per share            $      (0.00)   $       0.00
                                                       ============    ============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the Company has no dilutive securities




                 The accompanying notes are an integral part of
                     these unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                                                            2006        2005
                                                                                          --------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                                                              $(29,897)   $ 64,300
           Adjustments to reconcile net income (loss) to net cash provided by (used in)
           operating activities:
                 Related party note payable issued for and office expense                    1,200        --
                 Decrease in accrued expenses                                               (7,162)     (9,096)
                 Increase in due to officer                                                  5,883      37,988
                 Increase (decrease) in due to related party                                31,242     (87,422)
                                                                                          --------    --------
           Net cash provided by (used in) operating activities                               1,265     (32,218)
                                                                                          --------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from notes payable - related party                                  --         1,200
                                                                                          --------    --------

 NET INCREASE IN CASH & CASH EQUIVALENTS                                                     1,265       6,970

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                  1,225         399
                                                                                          --------    --------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                                                  $  2,490    $  7,369
                                                                                          ========    ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

           Interest paid during the period                                                $   --      $  9,000
                                                                                          ========    ========

           Taxes paid during the period                                                   $   --      $   --
                                                                                          ========    ========








                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1    ORGANIZATION

Internet Infinity, Inc. (III or "the Company") was incorporated in the State of Delaware on October 27, 1995. III is in the business of distribution of electronic media replication services and the creation of replication masters. The Company was re-incorporated in Nevada on December 17, 2004.

NOTE 2    BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by Internet Infinity Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2006, and the results of operations and cash flows for the related interim periods ended June 30, 2006 and 2005. The results of operations for the for the three month period ended
June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on March 31, 2006, as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Changes in Reporting Entity

Through December 31, 2004, the financial statements of the Company were combined with Morris and Associates, Inc. (M&A) and Electronic Media Central Corporation
(EMC) because each company was owned beneficially by identical stockholders. Effective March 31, 2005, the financial statements of the Company are being presented on a stand alone basis as the Company has determined that the criteria for combination does no longer exist. The financial statements for the period ended June 30, 2006 and 2005 are for III only.

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

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

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

NOTE 3    UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,576,313 at June 30, 2006. The Company has a net loss of $29,897 for the three month period ended June 30, 2006.

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

NOTE 4    ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2006:

        Accrued taxes                            $  2,400
        Accrued interest                           87,461
        Accrued legal and accounting                3,000
        Accrued other                              21,952
                                                 --------
                                                 $114,813

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 5    NOTES PAYABLE

Five notes payable with various unrelated individuals.  The notes are due upon 90 days  written  notice from the  individuals.  The notes are unsecured, with interest ranging from 6% to 12% payable quarterly.  The notes have been outstanding since 1990.  Interest expense for the three month  periods ended June 30, 2006 and 2005
was $660 and $660.                                                       $27,000
                                                                         =======
--------------------------------------------------------------------------------


NOTE 6    RELATED ENTITIES TRANSACTIONS

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

The Company has notes payable to related parties on June 30, 2006 as follows:

     Notes payable to:

        Anna Moras  (mother of George  Morris),  with interest at 6%
        per annum, due upon 90 days written notice. Interest expense for the  quarter  ended June 30,  2006 and 2005 on this note
        are $420 and $396 respectively.                                 $ 14,652

        Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand.  Interest accrues at 6% per annum. This note  is in  connection  with  consulting  fees  and  office expenses owed. Interest expense on this note for the quarter
        ended  June  30,   2006  and  2005  are  $4,456  and  $4,067
        respectively.                                                    235,996

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


        L&M Media, Inc. (related through a common controlling shareholder) - Accounts payable for purchases, converted into a note  during the three  month  period  ended June 30,
        2004.  The note is due on  demand,  unsecured  and  interest accrues at 6% per annum.  Interest  expense on this note for the  quarter  ended June 30, 2006 and 2005 are $632 and $595
        respectively.                                                     35,755

                                                                        --------
           Total notes payable - related parties                        $286,403
                                                                        ========


The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

                                                           Monthly     Annually
                                                           --------     --------
        Rent                                               $    100     $  1,200
        Telephone                                               100        1,200
        Utilities                                               100        1,200
        Office Expense                                          100        1,200
                                                           ---------    --------
                                                           $     400    $  4,800
                                                           =========    ========

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $379,402 as of June 30, 2006 as follows:

        Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum, with monthly  installments of
        $3,000 beginning June 30, 2000.                                 $379,402

          Less Current Portion                                           379,402
                                                                        --------

          Long-Term Portion                                             $   --
                                                                        ========

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Due to officer are as follows:

                       As of June 30, 2006     Classification      Amount
                       -------------------     --------------      ------

                        Interest payable       Current            $ 28,170
                      Officer draw/payable     Current             287,799
                          Note payable         Current              63,433
                                                                  --------
                                                                  $379,402
                                                                  ========


Interest charged to expenses for the three month period ended June 30, 2006 and 2005, on the above note were $5,607 and $4,339, respectively.

The Company has a payable to Electronic Media Central Corporation and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $57,769 as of June 30, 2006. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

The Company settled a balance due to a party related through common shareholder and officer of the Company amounting $90,426 and recognized a gain from settlement for the same amount during the three month period ended March 31, 2006.

NOTE 7    CONCENTRATIONS OF CREDIT RISK

For the three month period ended June 30, 2006 and 2005, revenue from one customer represents 67% and 100% of the Company's total revenue. As of June 30, 2006, the receivable from this customer amounted to $0.

For the three month period ended June 30, 2006 and 2005, the Company has one vendor who represents 100% of total purchases. Accounts payable balance outstanding as of June 30, 2006 for this supplier was $0.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - First Quarter of ("Q1") Fiscal 2007 Compared to First Quarter ("Q1") of Fiscal 2006

Sales

     Internet Infinity revenues for Q1 2007 were $2,105, as compared with revenues of only $8,415 in Q1 2006. This decrease in sales is attributable to drop in sales activity for authoring electronic media.

Cost of Sales - Gross Margin

     Our cost of sales was $1,684 for Q1 2007 (80% of sales), as compared to $1,683 for Q1 2006 (20% of sales). This increase in the percentage cost of sales and reduction in margin reflects a large adjustment in the cost of DVD mastering provided by outside vendors without the company's ability to pass along the higher costs.

Operating Expenses

     Operating expenses for Q1 2007 decreased to $17,744 (843% of sales) from $22,001 (261% of sales) for Q1 2006. This decrease in operating expenses is primarily due to a decrease in professional fees of $2,670 and a decrease of $1,587 in other expenses.

Net Income (Loss)

     The company had a net loss of $17,323 from operations in Q1 2007 (823% of sales), as compared with a net loss of $15,269 (181% of sales) from operations in Q1 2006. We did show a net loss before income tax of $29,097 in Q1 2007 versus a profit of $65,100 in Q1 2006 due to gain on the settlement of debts with a related party. Overall, we had net loss after taxes of $29,897 for Q1 2007.

Balance Sheet Items

     Our cash position decreased to $2,490 at June 30, 2006 (Q1 2007) by $4,879 from $7,369 at June 30, 2005 (Q1 2006).

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

Item 3.   Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:


      2        Certificate of Ownership and Merger of Morris & Associates, Inc.,
                    a California corporation, into Internet Infinity, Inc., a Delaware corporation*

      2.1      Plan of  Merger  (Internet  Infinity  -  Delaware  into  Internet
                    Infinity - Nevada)***

      2.2      State of Delaware  Certificate of Merger of Domestic  Corporation
                    into Foreign Corporation which merges Internet Infinity, Inc., a Delaware corporation, with and into Internet Infinity, Inc., a Nevada corporation***

      2.3      Articles  of  Merger  (Pursuant  to  NRS  92A.200)  which  merges
                    Internet  Infinity,  Inc.,  a  Delaware  corporation,   with
                    Internet Infinity, Inc., a Nevada corporation, with the Nevada corporation being the surviving entity***

      3        Articles of Incorporation of Internet Infinity, Inc.*

      3.1      Amended Certificate of Incorporation of Internet Infinity, Inc.*

      3.2      Bylaws of Internet Infinity, Inc.*

      3.3      Corporate  Charter  and  Articles  of  Incorporation  of Internet
                    Infinity, Inc., a Nevada corporation***

      3.4      Certificate of Amendment to Articles of Incorporation of Internet
                    Infinity, Inc., a Nevada corporation++

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


     *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.

     **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.

     ***Previously filed with Form 8-K Current Report March 14, 2005, Commission File No. 0-27633 incorporated herein.

     +Previously   filed  with  Form  10-KSB;   Commission   File  No.   0-27633
     incorporated herein.

     ++Previously filed with Form 8-K Current Report February 17, 2006; Commission File No. 0-27633 incorporated herein.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 14, 2006                       INTERNET INFINITY, INC.



                                              By /s/ Roger Casas
                                                --------------------------------
                                                Roger Casas, President and Chief
                                                  Executive Officer