Form 10QSB
period 2006-09-30
INTERNET INFINITY INC
filed 2006-11-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

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

     As of November 10, 2006, there were 18,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            14

Item 3.  Controls and Procedures                                              16

PART II - OTHER INFORMATION                                                   16

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Equity Securities                              16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                            Page
                                                                            ----

         Balance Sheet (Unaudited) at September 30, 2006                       4
         Statements of Operations (Unaudited)
                  for the Three Month and Six Month Periods Ended
                  September 30, 2006 and 2005                                  5
         Statements of Cash Flows (Unaudited) for the
                  Six Month Periods Ended September 30, 2006 and 2005          6
         Notes to Unaudited Financial Statements                               7

                             INTERNET INFINITY, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
           Cash & cash equivalents                               $     1,187

                                                                 -----------
                                                                 $     1,187
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
           Accounts payable and accrued expense                  $   127,458
           Note payable                                               27,000
           Note payable - related parties                            287,603
           Due to officer                                            383,267
           Due to related party                                       69,944
                                                                 -----------
                    Total current liabilities                        895,272
                                                                 -----------

STOCKHOLDERS' DEFICIT
           Preferred stock, $.001 par value; 20,000,000 shares
           authorized, none outstanding                                 --
           Common stock, $.001 par value; 100,000,000 shares
           authorized, 18,718,780 outstanding                         18,719
           Additional paid in capital                                735,451
           Accumulated deficit                                    (1,648,255)
                                                                 -----------
                    Total stockholders' deficit                     (894,085)

                                                                 -----------
                                                                 $     1,187
                                                                 ===========








              The accompanying notes are an integral part of these
                        unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                         Three Months Periods             Six Months Periods
                                                          ended September 30,             ended September 30,
                                                         2006            2005            2006            2005
                                                     ------------    ------------    ------------    ------------
Net revenues                                         $      2,190    $     12,035    $      4,295    $     20,450

Cost of sales                                               1,752           6,018           3,436           7,701
                                                     ------------    ------------    ------------    ------------

         Gross profit                                         438           6,017             859          12,750
                                                     ------------    ------------    ------------    ------------

Operating expenses
         Professional fees                                  6,964           8,738          12,832          17,276
         Salaries and related expenses                      7,662           7,663          15,326          15,326
         Other                                              5,045           4,987           9,257          10,787
                                                     ------------    ------------    ------------    ------------
                   Total operating expenses                19,671          21,388          37,415          43,389

                                                     ------------    ------------    ------------    ------------
Loss from operations                                      (19,233)        (15,371)        (36,556)        (30,640)

Non-operating income (expense):
         Interest expense                                 (11,959)        (10,738)        (23,733)        (20,795)
         Gain on settlement of debts-related party           --              --              --            90,426
                                                     ------------    ------------    ------------    ------------
                   Total other income (expense)           (11,959)        (10,738)        (23,733)         69,631

                                                     ------------    ------------    ------------    ------------
Income (loss) before income taxes                         (31,192)        (26,109)        (60,289)         38,992

Provision for income taxes                                   --              --               800             800
                                                     ------------    ------------    ------------    ------------
Net income (loss)                                    $    (31,192)   $    (26,109)        (61,089)         38,192
                                                     ============    ============    ============    ============

Basic & diluted weighted average number of                   --              --              --              --
    common stock outstanding                           18,718,780      18,718,780      18,718,780      18,718,780
                                                     ============    ============    ============    ============

                                                     ------------    ------------    ------------    ------------
Basic & diluted net income (loss) per share          $      (0.00)   $      (0.00)          (0.00)           0.00
                                                     ============    ============    ============    ============








              The accompanying notes are an integral part of these
                        unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                                             2006        2005
                                                                           --------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                $(61,089)   $ 38,192
          Adjustments to reconcile net income (loss) to net cash used in operating activities:
                 Decrease in accrued expenses                                 5,486      (4,329)
                 Increase in due to officer                                   9,748      44,844
                 Increase (decrease) in due to related party                 43,417     (80,377)
                                                                           --------    --------
          Net cash used in operating activities                              (2,438)     (1,670)
                                                                           --------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from notes payable - related party                  2,400       2,400
                                                                           --------    --------

 NET INCREASE IN CASH & CASH EQUIVALENTS                                        (38)        730

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   1,225         399
                                                                           --------    --------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                                   $  1,187    $  1,129
                                                                           ========    ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

          Interest paid during the period                                  $  3,000    $  9,000
                                                                           ========    ========

          Taxes paid during the period                                     $   --      $   --
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

NOTE 2    BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by Internet Infinity Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2006, and the results of operations and cash flows for the related interim periods ended September 30, 2006 and 2005. The results of operations for the for the three month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on March 31, 2006, as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Changes in Reporting Entity

Through December 31, 2004, the financial statements of the Company were combined with Morris and Associates, Inc. (M&A) and Electronic Media Central Corporation
(EMC) because each company was owned beneficially by identical stockholders. Effective March 31, 2005, the financial statements of the Company are being presented on a stand alone basis as the Company has determined that the criteria for combination does no longer exist. The financial statements for the period ended September 30, 2006 and 2005 are for III only.

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

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

     1.   A brief description of the provisions of this Statement
     2.   The date that adoption is required
     3. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the financial statements.

NOTE 3    UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,648,255 at September 30, 2006. The Company has a net loss of $61,089 for the six month period ended September 30, 2006.

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

NOTE 4    ACCOUNT PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2006:

        Accrued taxes                                  $  2,400
        Accrued interest                                 93,068
        Accrued legal and accounting                      3,000
        Accrued other                                    28,990
                                                       --------
                                                       $127,458
                                                       ========

NOTE 5    NOTES PAYABLE

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

expense for the three month periods ended  September 30, 2006 and
2005  was $660  and  $660.  Interest  expense  for the six  month
periods ended September 30, 2006 and 2005 was $1,320 and $1,320.         $27,000
                                                                         =======


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

The Company has notes payable to related parties on September 30, 2006 as follows:

        Notes payable to:

Anna Moras  (mother of George  Morris),  with  interest at 6% per annum, due upon 90 days written notice.  Interest expense for the three month  periods  ended  September  30, 2006 and 2005 on this note are $426 and $401  respectively.  Interest  expense  for the three month  periods  ended  September  30, 2006 and 2005 on this
note are $846 and $797 respectively.                                    $ 14,652

Apple  Realty,   Inc.  (related  through  a  common   controlling
shareholder),  secured  by  assets of the  Company,  past due and payable upon demand.  Interest accrues at 6% per annum. This note is in connection  with  consulting fees and office expenses owed.
Interest  expense on this note for the three month  periods ended
September  30, 2006 and 2005 are $4,541 and $4,164  respectively.
Interest  expense  on this note for the six month  periods  ended
September  30, 2006 and 2005 are $8,997 and $8,230  respectively.        235,996

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

L&M   Media,   Inc.   (related   through  a  common   controlling
shareholder) - Accounts  payable for purchases,  converted into a note during the three month period ended June 30, 2004.  The note is due on demand, unsecured and interest accrues at 6% per annum.
Interest  expense on this note for the three month  periods ended
September  30,  2006 and  2005  are  $641 and $604  respectively.
Interest  expense  on this note for the six month  periods  ended
September 30, 2006 and 2005 are $1,273 and $1,199 respectively.           35,755
                                                                        --------
          Total notes payable - related parties                         $287,603
                                                                        ========


The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

                                                            Monthly     Annually
                                                            --------    --------
          Rent                                                  $100      $1,200
          Telephone                                              100       1,200
          Utilities                                              100       1,200
          Office Expense                                         100       1,200
                                                            --------    --------
                                                                $400      $4,800
                                                            ========    ========

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $383,267 as of September 30, 2006 as follows:

          Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000.

                                                                       $ 383,267
               Less Current Portion                                      383,267
                                                                       ---------

               Long-Term Portion                                       $    --
                                                                       =========

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Due to officer are as follows:

          As of September 30, 2006            Classification             Amount
          ------------------------            --------------             ------
          Interest payable                    Current                  $  24,861
          Officer draw/payable                Current                    294,973
          Note payable                        Current                     63,433

                                                                       $ 383,267
                                                                       =========


Interest charged to expenses for the three month periods ended September 30, 2006 and 2005, on the above note were $5,691 and $4,908, respectively. Interest charged to expenses for the six month periods ended September 30, 2006 and 2005, on the above note were $11,298 and $9,247, respectively.

The Company has a payable to Electronic Media Central Corporation and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $69,944 as of September 30, 2006. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

The Company settled a balance due to a party related through common shareholder and officer of the Company amounting $90,426 and recognized a gain from settlement for the same amount during the six month period ended September 30, 2005.

NOTE 7    CONCENTRATIONS OF CREDIT RISK

For the six month periods ended September 30, 2006 and 2005, revenue from one customer represents 70% and 100% of the Company's total revenue. As of September 30, 2006, the receivable from this customer amounted to $0.

For the six month period ended September 30, 2006 and 2005, the Company has one vendor who represents 100% of total purchases. Accounts payable balance outstanding as of September 30, 2006 for this supplier was $0.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended September 30, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - Second Quarter ("Q2") of Fiscal 2007 Compared to Second Quarter ("Q2") of Fiscal 2006

Sales

     Internet Infinity revenues for Q2 2007 were $2,190 as compared with revenues of $12,305 in Q2 2006. This decrease in sales is attributable to drop in sales activity for mastering electronic media.

Cost of Sales - Gross Margin

     Our cost of sales was $1,752 for Q2 2007 (80% of sales), as compared to $6,018 for Q2 2006 (50% of sales). This increase in the percentage cost of sales and reduction in margin reflects an adjustment in the cost of DVD mastering provided by outside vendors without the company's ability to pass along the higher costs.

Operating Expenses

     Operating expenses for Q2 2007 decreased to $19,671 (898% of sales) from $21,388 (18% of sales) for Q2 2006. This decrease in operating expenses is primarily due to a decrease in professional fees of $1,774 and an increase of $58 in other expenses.

Net Income (Loss)

     The company had a net loss of $31,192 in Q2 2007 (1,424% of sales), as compared with a net loss of $26,109 (217% of sales) in Q2 2006.

Balance Sheet Items

     Our cash position increased to $1,187 at September 30, 2006 (Q2 2007) by $58 from $1,129 at September 30, 2005 (Q2 2006).

Results of Operations - First Half of Fiscal Year 2007 Compared to First Half of
--------------------------------------------------------------------------------
Fiscal Year 2006.
-----------------

     Internet Infinity revenues for the first half of FY 2007 were $4,295, a $16,155 or 79% decrease in revenues from $20,450 in the first half of FY 2006. The decrease in sales was attributable to a decrease in sales from one customer that had a large increase in the prior six months.

Cost of Sales - Gross Margin

     Our cost of sales decreased to $3,436 for the first half of FY 2007, or 80% of sales, as compared with $7,701 for the first half of FY 2006, or 38% of sales. This percentage increase in the cost of sales is due to higher percentage cost from our supplier and a change in services provided of the authoring of electronic media services.

Operating Expenses

     Operating expenses for the first half of FY 2007 decreased to $37,415 or 871% of sales, from $43,389, or 212% of sales, for the first half of FY 2006. This decrease in operating expenses is primarily due to a decrease of $4,444 in professional fees and a $1,530 decrease in miscellaneous expense.

Net Income (Loss)

     We had net loss of $61,089 in the first half of FY 2007, or 1,422% of sales, as compared with a net gain of $38,192 in the first half of FY 2006, or 187% of sales. The net loss for the first half of 2007 is attributable to significantly lower sales.

Financial Conditions

     At  September  30,  2006  we had a  working  capital  deficit  of  $894,085 consisting of current assets totaling $1,187 and current liabilities totaling $895,272. The September 30, 2006 working capital deficit increased by $140,032 as compared to the September 30, 2005 working capital deficit balance of $754,053. The increase in the working capital deficit was primarily funded by an increase in notes payable for cash loans from George Morris, chairman of our company.

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

Dated:  November 13, 2006                     INTERNET INFINITY, INC.


                                                 /s/ Roger Casas
                                              By
                                                --------------------------------
                                                Roger Casas, President and Chief
                                                Executive Officer