Form 10QSB
period 2006-12-31
INTERNET INFINITY INC
filed 2007-02-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2006

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

     As of February 8, 2007, there were 28,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                                            Page
                                                                            ----

     Balance Sheet (Unaudited) at December 31, 2006                            4
     Statements of Operations (Unaudited)
              for the Three Month and Nine Month Periods Ended
              December 31, 2006 and 2005                                       5
     Statements of Cash Flows (Unaudited) for the
              Nine Month Periods Ended December 31, 2006 and 2005              6
     Notes to Unaudited Financial Statements                                   7

                             INTERNET INFINITY, INC.
                                  BALANCE SHEET
                                December 31, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
            Cash & cash equivalents                                $     5,505

                                                                   -----------
TOTAL ASSETS                                                       $     5,505
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
            Accounts payable & accrued expenses                    $   126,491
            Note payable                                                27,000
            Note payable - related parties                             288,803
            Due to officer                                             161,516
            Due to related party                                        77,485
                                                                   -----------
                     Total current liabilities                         681,295
                                                                   -----------

STOCKHOLDERS' DEFICIT
            Preferred stock, $.001 par value; 20,000,000 shares
            authorized, none outstanding                                  --
            Common stock, $.001 par value; 100,000,000 shares
            authorized, 28,718,780 outstanding                          28,719
            Additional paid in capital                                 975,451
            Accumulated deficit                                     (1,679,959)
                                                                   -----------
                     Total stockholders' deficit                      (675,790)

                                                                   -----------
                     Total liabilities and stockholders' deficit   $     5,505
                                                                   ===========








              The accompanying notes are an integral part of these
                         unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005
                                   (Unaudited)

                                                        Three Month Periods Ended       Nine Month Periods Ended
                                                               December 31,                    December 31,
                                                           2006            2005            2006            2005
                                                       ------------    ------------    ------------    ------------
Net revenues                                           $      1,116    $     11,344           5,411          31,794

Cost of sales                                                   893           6,172           4,329          13,872
                                                       ------------    ------------    ------------    ------------
           Gross profit                                         223           5,173           1,082          17,922
                                                       ------------    ------------    ------------    ------------

Operating expenses
           Professional fees                                  6,998           7,495          19,831          24,771
           Salaries and related expenses                      7,663           7,663          22,989          22,989
           Consulting fees to related party                    --             9,000            --             9,000
           Other                                              5,147           4,447          14,404          15,234
                                                       ------------    ------------    ------------    ------------
                    Total operating expenses                 19,809          28,605          57,223          71,994

                                                       ------------    ------------    ------------    ------------
Loss from operations                                        (19,585)        (23,432)        (56,141)        (54,072)

Non-operating income (expense):
           Interest expense                                 (12,119)        (10,937)        (35,852)        (31,732)
           Gain on settlement of debts-related party           --              --              --            90,426
                                                       ------------    ------------    ------------    ------------
                    Total other income (expense)            (12,119)        (10,937)        (35,852)         58,694

                                                       ------------    ------------    ------------    ------------
Income (loss) before income taxes                           (31,704)        (34,369)        (91,993)          4,623

Provision for income taxes                                      800            --               800             800

                                                       ------------    ------------    ------------    ------------
Net income (loss)                                      $    (32,504)   $    (34,369)   $    (92,793)          3,823
                                                       ============    ============    ============    ============

Basic & diluted weighted average number of
                                                       ------------    ------------    ------------    ------------
    common stock outstanding                             18,936,171      18,718,780      18,791,773      18,718,780
                                                       ============    ============    ============    ============

                                                       ------------    ------------    ------------    ------------
Basic & diluted net income (loss) per share            $      (0.00)   $      (0.00)          (0.00)           0.00
                                                       ============    ============    ============    ============

Weighted average of diluted shares has not been calculated since there are no dilutive securities




              The accompanying notes are an integral part of these
                         unaudited financial statements.


                             INTERNET INFINITY, INC.
                            STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005
                                   (Unaudited)

                                                                                              2006         2005
                                                                                           ---------    ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                                $ (92,793)   $   3,823
          Adjustments to reconcile net income (loss) to net cash provided by (used in)
          operating activities:
                Related party note payable issued for consulting fees and office expense        --         12,600
                Decrease in accounts payable and accrued expenses                              4,518        3,943
                Increase (decrease) in accounts payable-related party                         54,558      (77,386)

                                                                                           ---------    ---------
          Net cash used in operating activities                                              (33,717)     (57,020)
                                                                                           ---------    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
                Stock issued for cash                                                         22,000         --
                Increase in due to officer                                                    15,997       59,411
                                                                                           ---------    ---------
          Net cash provided by financing activities                                           37,997       59,411
                                                                                           ---------    ---------

 NET INCREASE IN CASH & CASH EQUIVALENTS                                                       4,280        2,391

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                    1,225          399
                                                                                           ---------    ---------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                                                   $   5,505    $   2,790
                                                                                           =========    =========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

          Interest paid during the period                                                  $    --      $  27,000
                                                                                           =========    =========

          Taxes paid during the period                                                     $    --      $    --
                                                                                           =========    =========

          Stock issued for debt conversion                                                 $ 228,000    $    --
                                                                                           =========    =========








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

NOTE 2    BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by Internet Infinity Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2006, and the results of operations and cash flows for the related interim periods ended December 31, 2006 and 2005. The results of operations for the for the nine month period ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on March 31, 2006, as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Changes in Reporting Entity

Through December 31, 2004, the financial statements of the Company were combined with Morris and Associates, Inc. (M&A) and Electronic Media Central Corporation
(EMC) because each company was owned beneficially by identical stockholders. Effective March 31, 2005, the financial statements of the Company are being presented on a stand alone basis as the Company has determined that the criteria for combination does no longer exist. The financial statements for the period ended December 31, 2006 and 2005 are for III only.

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

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

     a.   A brief description of the provisions of this Statement

     b.   The date that adoption is required

     c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

NOTE 3    UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,679,959 at December 31, 2006. The Company has a net loss of $92,793 for the nine month period ended December 31, 2006.

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

NOTE 4    ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2006:

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


          Accrued taxes                            $    2,400
          Accrued interest                             98,779
          Accrued legal and accounting                  3,500
          Accounts Payable                             21,812
                                                   ----------

                                                   $  126,491
                                                   ==========

NOTE 5    NOTES PAYABLE

Five notes payable with various unrelated individuals.  The notes are due upon 90 days  written  notice from the  individuals.  The notes are unsecured, with interest ranging from 6% to 12% payable quarterly.  The notes have been outstanding since 1990.  Interest expense for the three month periods  ended  December 31, 2006 and
2005 was $660 and $660.                                                  $27,000
                                                                         =======

NOTE 6    RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

          Internet Infinity, Inc. (The Company)                      85.06%
          Morris & Associates, Inc.                                  71.30%
          Electronic Media Central Corporation                       82.87%
          Apple Realty, Inc.                                        100.00%
          L&M Media, Inc.                                           100.00%

On December 29, 2006, the company issued 10,000,000 shares of common stock to L&M Media, Inc. c/o George Morris for $28,000 cash and a $222,000 of debt reduction owed to George Morris. The stock was issued at the current market price for a total price of $250,000.

The Company has notes payable to related parties on December 31, 2006 as follows:

     Notes payable to:

          Anna Moras (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the quarter ended December 31, 2006 and 2005 on this note are $433 and $408 respectively. Interest expense for the nine months ended December 31, 2006 and 2005 on this note are $1,279 and $1,205 respectively.
                                                                        $ 14,652

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


          Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand.  Interest accrues at 6% per annum. This note  is in  connection  with  consulting  fees  and  office expenses owed. Interest expense on this note for the quarter ended  December  31,  2006 and 2005 are  $4,627  and  $4,244 respectively.  Interest  expense  on this  note for the nine months  ended  December  31,  2006 and 2005 are  $13,624 and
          $12,474 respectively.                                          238,396

          L&M Media, Inc. (related through a common controlling shareholder) - Accounts payable for purchases, converted into a note during the three month period ended December 31,
          2006.  The note is due on  demand,  unsecured  and  interest accrues at 6% per annum.  Interest  expense on this note for the quarter  ended  December  31, 2006 and 2005 are $651 and
          $613  respectively.  Interest  expense  on this note for the nine months ended  December 31, 2006 and 2005 are $1,974 and
          $1,812 respectively.
                                                                          35,755

                                                                         -------
          Total notes payable - related parties                         $288,803
                                                                        ========

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

                                                       Monthly        Annually
                                                       -------        --------
           Rent                                            $100          $1,200
           Telephone                                        100           1,200
           Utilities                                        100           1,200
           Office Expense                                   100           1,200
                                                      ----------    ------------
                                                           $400          $4,800
                                                      ==========    ============

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $76,473 as of December 31, 2006 as follows:

          Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000.

                                                                        $ 63,433
                 Less Current Portion                                     63,433
                                                                      ----------
                 Long-Term Portion                                      $   --
                                                                      ==========

                             INTERNET INFINITY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Due to officer are as follows:

                    As of December 31, 2006     Classification          Amount
                    -----------------------     --------------          ------

               Interest payable                    Current             $ 21,609
               Officer draw/payable                Current               76,473
               Note payable                        Current               63,433
                                                                     -----------

                                                                       $161,516
                                                                     ===========

Interest charged to expenses for the three month periods ended December 31, 2006 and 2005, on the above note were $5,479 and $5,012, respectively. Interest charged to expenses for the nine month periods ended December 31, 2006 and 2005, on the above note were $16,777 and $14,259, respectively.

The Company has a payable to Electronic Media Central Corporation and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $77,485 as of December 31, 2006. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

The Company settled a balance due to a party related through common shareholder and officer of the Company amounting $90,426 and recognized a gain from settlement for the same amount during the nine month period ended December 31, 2006.

NOTE 7    CONCENTRATIONS OF CREDIT RISK

For the three month period ended December 31, 2006 and 2005, revenue from one customer represents 67% and 100% of the Company's total revenue.

For the three month period ended December 31, 2006 and 2005, the Company has one vendor who represents 100% of total purchases.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended December 31, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - Third Quarter ("Q3") of Fiscal 2007 Compared to Third Quarter ("Q3") of Fiscal 2006

Sales

     Internet Infinity revenues for Q3 2007 were $1,116 as compared with revenues of $11,344 in Q3 2006. This 90% decrease in sales is attributable to a large drop in sales activity for mastering electronic media due to a market shift to the online Internet delivery of information.

Cost of Sales - Gross Margin

     Our cost of sales was $893 for Q3 2007 (80% of sales), as compared to $6,172 for Q3 2006 (54% of sales). This increase in the percentage cost of sales and reduction in margin reflects an adjustment in the cost of DVD mastering provided by outside vendors without the company's ability to pass along the higher costs.

Operating Expenses

     Operating expenses for Q3 2007 decreased to $19,809 (1,700% of sales) from $28,604 (252% of sales) for Q3 2006. This decrease in operating expenses is primarily due to a decrease in professional fees of $497, a decrease in consulting expense of $9,000 and a decrease of $700 in other expenses.

Net Income (Loss)

     The company had a net loss of $32,504 in Q3 2007 (2,900% of sales), as compared with a net loss of $34,369 (303% of sales) in Q3 2006.

Balance Sheet Items

     Our cash position increased to $5,505 at December 31, 2006 (Q3 2007) by $2,715 from $2,790 at December 31, 2005 (Q3 2006).

Results of  Operations - First Nine Months of Fiscal Year 2007 Compared to First
--------------------------------------------------------------------------------
Nine Months of Fiscal Year 2006.
--------------------------------

     Internet Infinity revenues for the first nine months of FY 2007 were $5,411, a $26,383 or 83% decrease in revenues from $31,794 in the first nine months of FY 2006. The decrease in sales was attributable to a decrease in sales from our largest customer that had an unusually large increase in the prior year.

Cost of Sales - Gross Margin

     Our cost of sales decreased to $4,329 for the first nine months of FY 2007, or 80% of sales, as compared with $13,872 for the first nine months of FY 2006, or 43.6% of sales. This percentage increase in the cost of sales is due to higher percentage cost from our supplier and a change in services provided of the authoring of electronic media services.

Operating Expenses

     Operating expenses for the first nine months of FY 2007 decreased to $57,223 or 1,058% of sales, from $71,994, or 226% of sales, for the first nine months of FY 2006. This decrease in operating expenses is primarily due to a decrease of $5,390 in professional fees, a decrease of $9,000 in consulting fees and an $830 decrease in other expenses.

Net Income (Loss)

     We had a net loss of $92,793 in the first nine months of FY 2007, or 1,700% of sales, as compared with a net profit of $3,823 in the first nine months of FY 2006, or 12% of sales. The net loss for the first nine months of 2007 is attributable to significantly lower sales.

Financial Conditions

     At  December  31,  2006  we  had a  working  capital  deficit  of  $675,790 consisting of current assets totaling $5,505 and current liabilities totaling $681,295. The December 31, 2006 working capital deficit decreased by $112,634 as compared to the December 31, 2005 working capital deficit balance of $788,424. The reduction in the working capital deficit was primarily due to an additional investment in cash from and a reduction in loans payable to George Morris, chairman of our Company.

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

Item 2.   Unregistered Sales of Equity Securities

     The Company issued 10,000,000 restricted shares of common stock on December 29, 2006 at the market price of $0.025 to George Morris, our Chairman, for the payment of $28,000 cash and a reduction of $222,222 due to officer.

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

Dated:  February 13, 2007                   INTERNET INFINITY, INC.


                                               /s/ Roger Casas
                                            By
                                              ----------------------------------
                                              Roger Casas, President and Chief
                                                Executive Officer