Form 10KSB
period 2007-03-31
INTERNET INFINITY INC
filed 2007-07-03
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

OR

☐ TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

INTERNET INFINITY, INC.
(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)	0-27633 (Commission File Number)	95-4679342 (IRS Employer I.D. Number)

413 Avenue G, #1
Redondo Beach, CA 90277
(310) 318-2244
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $5,411

State the aggregate market value of the 4,221,084 voting and non-voting common equity held by non-affiliates computed by reference to the $0.0400. average bid and asked price of such common equity, as of June 19, 2007: $168,843.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 19, 2007, there were 28,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

Item 8B	Other Information	25

Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	25
	Compliance with Section 16(a) of the Exchange Act	27
	Audit Committee and Audit Committee Financial Expert	27
	Code of Ethics	27

Item 10	Executive Compensation	28
	Stock Options	29
	Employment Contracts	29

Item 11	Security Ownership of Certain Beneficial Owners and Management	29

Item 12	Certain Relationships and Related Transactions	30

Item 13	Exhibits	31

Item 14	Principal Accountant Fees and Services	32

Signatures		34

iii

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

Business of the Company

We have one principal product:

•	Author and create masters of electronic media products for replication and duplication.

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

Dependence on Major Customers

With only one large customer at $5,411 sales for fiscal 2007, our company will most likely discontinue all sales operations with the loss of this customer. Revenue for Internet Infinity may go to zero if no merger or alternative business is found.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders of our company during FY 2007 through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information. Internet Infinity’s common stock is quoted on the Electronic OTC Bulletin Board. Its symbol is “ITNF.”

During the last two fiscal years, the range of high and low bid information for our common stock is set forth below. The source of this information is the OTC Bulletin Board.

The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

		High	Low
FY 2005	1st Qtr.	0.05	0.03
	2nd Qtr.	0.10	0.05
	3rd Qtr.	0.11	0.05
	4th Qtr.	0.17	0.05

FY 2006	1st Qtr.	0.07	0.03
	2nd Qtr.	0.03	0.03
	3rd Qtr.	0.03	0.025
	4th Qtr.	0.03	0.025

FY 2007	1st Qtr.	0.026	0.025
	2nd Qtr.	0.025	0.025
	3rd Qtr.	0.025	0.02
	4th Qtr.	0.04	0.02

On June 19, 2007 there were 28,718,780 shares of common stock outstanding. No shares are subject to securities convertible into such shares of stock.

Holders. On June 19, 2007 there were approximately 230 holders of record of our common stock. Some 2,308,564 shares of common stock are held in brokerage accounts under the record name of “Cede & Co.”

Dividends. No cash dividends have been declared on the common stock. There are no restrictions that limit the ability of the company to pay dividends on the common stock or that are likely to do so in the future.

Recent Sales of Unregistered Securities.

During the past three fiscal years, there was one unregistered sale of our common stock by the company. On December 29, 2006, we sold 10 million shares of our common stock in exchange for $28,000 cash and the extinguishment of $222,000 debt owed to the purchaser of the shares - L&M Media, Inc. which is under the control of George Morris, chairman of the board of directors, chief financial officer, and controlling shareholder of the company.

Reports to Security Holders.

We file reports with the Securities and Exchange Commission. These reports are annual 10-KSB, quarterly 10-QSB and periodic 8-K reports. We will furnish stockholders with annual reports containing financial statements audited by independent certified public accountants and such other periodic reports as we may deem appropriate or as required by law. The public may read and copy any materials we file with the SEC at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Sooner Holdings is an electronic filer, and the SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of such site is http://www.sec.gov.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Results of Operations

The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2007 and March 31, 2006.

	Years Ended 3-31
	2007	2006

Sales	100.0%	100.0%
Cost of sales	80.0	52.5
Gross margin	20.0	47.5
Selling, general and administrative expenses	(1,685.0)	(253.7)
Interest income (expense)	(827.0)	(103.4)
Net income (loss) before
income taxes	(2,394.0)	(94.9)

Sales

Sales decreased by $36,692 from $42,103 in the fiscal year ended March 31, 2006 to $5,411 in the fiscal year ended March 31, 2007, a decrease of 87 percent. The decrease in sales was attributable primarily to a lack of orders from one customer.

Gross Margin

Gross margin decreased by 95 percent in fiscal year 2006 to $1,082 in fiscal year 2007. The decrease in gross margin was attributable to lack of orders.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $15,668 from $106,819, in fiscal year 2006, to $91,151 in fiscal year 2007. A breakdown of the changes is:

•	Consulting fees to related party decreased to $6,000 in fiscal year 2007 from $16,500 in 2006

•	Professional fees decreased to $34,059 in fiscal year 2007 from $39,645 in 2006

•	Other expenses increased to $20,440 in fiscal year 2007 from $20,022 in 2006

•	Salaries and related expense remained the same for fiscal year 2007 and 2006.

Net Profit (Loss)

We had a net loss from operations, after a provision for income taxes, in the fiscal year ended March 31, 2006 of $40,753, or $0.00 a share of our common stock. In the fiscal year ended March 31, 2007 we had a net loss, after a provision for income taxes, of $130,344, or $0.001 a share of common stock. The loss increased primarily due to a reduction in sales.

Balance Sheet Items

The net loss of $130,344 for the fiscal year ended March 31, 2007 increased the retained earnings deficit from $1,587,169 on March 31, 2006 to $1,717,513 on March 31, 2007. Our cash position increased from $1,225 for the fiscal year ended March 31, 2006 to $1,263 for the fiscal year ended March 31, 2007. Accounts receivable net of allowance for doubtful accounts from non affiliates remains unchanged at $0 at the end of fiscal year 2006 and 2007, while inventory remained unchanged at zero for the fiscal year ended March 31, 2006 and 2007.

Outlook

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

Internet Infinity, Inc. management believes that it will not generate sufficient cash flow to support operations during the twelve months ended March 31, 2008. Although sales and expenses could continue to decline and even if our company can generate a net profit and positive cash flow from operations, additional funds will be necessary for continued operation of the company.

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

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

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

	Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	None
Capital Lease Obligations	None
Operating Lease Obligations	None
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	$714,606	$714,606

Total	$714,606	$714,606

Our future results of operations and the other forward-looking statements contained in this report, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Internet Infinity, Inc

We have audited the accompanying balance sheet of Internet Infinity, Inc., a Nevada Corporation (“the Company”) as of March 31, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc. as of March 31, 2007 and the results of its operations and its cash flows for the years ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNATNTS

Los Angeles, California
June 14, 2007

INTERNET INFINITY, INC.
BALANCE SHEET
MARCH 31, 2007

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,263

Total assets	1,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	143,418
Note payable	27,000
Note payable - related parties	290,003
Due to officer	170,939
Due to related party	83,247
Total current liabilities	714,606

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 28,718,780 outstanding	28,719
Additional paid in capital	975,451
Accumulated deficit	(1,717,513)
Total stockholders' deficit	(713,343)

Total liabilities and stockholders' deficit	$1,263

The accompanying footnotes are an integral part of these financial statements.

INTERNET INFINITY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Net revenues	$5,411	$42,103

Cost of sales	4,329	22,120

Gross profit	1,082	19,983

Operating expenses
Professional fees	34,059	39,645
Salaries and related expenses	30,651	30,651
Consulting fees to related party	6,000	16,500
Other	20,440	20,022
Total operating expenses	91,151	106,819

Loss from operations	(90,069)	(86,836)

Non-operating income (expense):
Interest expense	(44,749)	(43,544)
Gain on settlement of debts	5,274	90,426
Total other income (expense)	(39,475)	46,882

Loss before income taxes	(129,544)	(39,953)

Provision for income taxes	800	800

Net loss	$(130,344)	$(40,753)

Basic & diluted weighted average number of
common stock outstanding	21,239,328	18,718,780

Basic & diluted net loss per share	$(0.01)	$(0.00)

Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompanying footnotes are an integral part of these financial statements.

INTERNET INFINITY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Common stock				Total
	Number of		Additional	Accumulated	stockholders'
	shares	Amount	paid in capital	deficit	deficit
Balance as of March 31, 2005	18,718,780	$18,719	$735,451	$(1,546,416)	$(792,246)

Net loss for the year	-	-	-	(40,753)	(40,753)

Balance as of March 31, 2006	18,718,780	18,719	735,451	(1,587,169)	(832,999)

Shares issued part for debt settlement and part for cash	10,000,000	10,000	240,000	-	250,000

Net loss for the year	-	-	-	(130,344)	(130,344)

Balance as of March 31, 2007	28,718,780	$28,719	$975,451	$(1,717,513)	$(713,343)

The accompanying footnotes are an integral part of these financial statements.

INTERNET INFINITY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,344)	$(40,753)
Adjustments to reconcile net loss to net cash used in
operating activities:
Related party note payable issued for consulting fees and office expense	-	7,800
Increase in accounts payable and accrued expenses	21,443	21,323
Increase/ (decrease) in due to related company	56,720	(71,786)
Net cash used in operating activities	(52,182)	(83,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to officer	19,420	84,241
Proceeds from shares issued	28,000	-
Proceeds from notes payable - related party	4,800	-
Net cash provided by financing activities	52,220	84,241

NET INCREASE IN CASH & CASH EQUIVALENTS	38	826

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,225	399

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,263	$1,225

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$36,000

Taxes paid during the year	$-	$-

SUPPLEMENTARY DISCLOSURES OF NON -CASH FLOW INFORMATION:

Stock issued for debt settlement	$222,000	$-

The accompanying footnotes are an integral part of these financial statements.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

Internet Infinity, Inc. (III or “the Company”) was incorporated in the State of Delaware on October 27, 1995. III is in the business of distribution of electronic media duplication services and electronic blank media. The Company was re-incorporated in Nevada on December 17, 2004.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Accounts receivable and allowance for doubtful debts amounted to $0 as at March 31, 2007.

Property and Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property and equipment at March 31, 2007.

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

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2007:

Accounts payable	$20,625
Accrued taxes	3,200
Accrued interest	104,593
Accrued accounting	15,000

$142,418

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the years ended March 31, 2007 and 2006, such differences were insignificant.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

Stock-based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. The company did not have any options or warrants outstanding as at March 2007 and 2006.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company's operations are conducted in one industry segment.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  The management is currently evaluating the effect of this pronouncement on financial statements.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

In March 2006 FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Balance Sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,717,513 at March 31, 2007. The Company incurred net losses of $130,344 and $40,753 for the years ended March 31, 2007 and 2006, respectively.

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

NOTE 4 NOTES PAYABLE

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the year ended March 31, 2007 and 2006 was $2,640 and $2,640.	$27,000

NOTE 5 RELATED ENTITIES TRANSACTIONS

George Morris is the chairman of the Board of directors of the Company. As of March 31, 2007, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Internet Infinity, Inc. (The Company)	85.06%
Morris & Associates, Inc.	71.30%
Electronic Media Central, Corp.	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

The Company has notes payable to related parties on March 31, 2007 as follows:

Notes Payable to:
Anna Moras (mother of the chairman of the Company), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the years ended March 31, 2007 and 2006 on this note are $1,718 and $1,618, respectively.	$14,652

Apple Realty, Inc. (related through common ownership), secured by assets of III, past due and payable upon demand. Interest shall accrue at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the years ended March 31, 2007 and 2006 are $18,337 and $16,938, respectively.	239,596

L&M Media, Inc. (related through common officer) - Accounts payable for purchases, converted in to a Note the three month period ended June 30, 2004. The Note is due on demand, unsecured and interest shall accrue at 6% per annum. Interest expense on this note for the years ended March 31, 2007 and 2006 are $2,585 and $2,435, respectively.	35,755

Total notes payable - related parties	$290,003

The Company has a payable to officer of $170,939 as of March 31, 2007 as per follows:

Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000. George Morris is the chairman of the Company. The Company has not made any principle payments to George Morris and is in default of this note.	Current	$92,473

Interest payable - Officer	Current	$15,032

Note payable - Officer
Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principle payments to George Morris and is in default of this note.	Current	63,433

		$170,939

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

Interest charged to expenses for the years ended March 31, 2007 and 2006, on the above note were $19,470 and $16,301, respectively.

On December 29, 2006, the company issued 10,000,000 shares to L&M Media, Inc., in exchange of cash of $28,000 and $222,000 owed to George Morris, chairman of the board of directors, chief financial officer, and controlling shareholder of the Company.

The Company settled a balance due to a party related through common shareholder and officer of the Company amounting $90,426 and recognized a gain from settlement for the same amount during the year ended March 31, 2006.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company paid $6,000 consulting fees to parties related through common shareholder and officer of the Company.

NOTE 6 CONCENTRATIONS OF CREDIT RISK

For the fiscal year ended March 31, 2007 and March 31, 2006, the Company had one vendor, a party related through common officer and shareholder, who represented 100% of total purchases. Accounts payable balance outstanding as of March 31, 2007 for this supplier was $0.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7  INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2007 and 2006, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately $1,135,530 as of March 31, 2007.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

Deferred tax asset - net operating loss	$454,185
Less valuation allowance	(454,185))

Net deferred tax asset	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31,
	2007	2006

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

Income tax expense consisted of the following:

	2007	2006
Current tax expense:
Federal	$-	$-
State	800	800
Total current	$800	$800

Deferred tax credit:
Federal	$44,317	$13,856
State	7,821	2,445
Total deferred	$52,138	$16,301
Less: valuation allowance	(52,138)	(16,301)
Net deferred tax credit	-	-

Tax expense	$800	$800

NOTE 8  STOCK OPTIONS

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

For the years ended March 31, 2007, and 2006, the Company granted no options.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection of been dismissed.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2007 that was not reported.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2007, the directors' terms of office and the period each director has served are set forth in the following table:

Person	Positions and Officers	Since	Expires
George Morris, 68	Chairman of the Board of Directors - Vice President Marketing and Chief Financial Officer	1996	2008
Roger Casas, 58	Director CEO/President	1999 2004	2008
Shirlene Bradshaw, 67	Director, Business Manager	1999	2008

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

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

ITEM 10. EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

George Morris, Chairman, VP and CFO	FY 2007	0	0	0	0
	FY 2006	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Morris	0	0	0	0	0	0	0	0	0

Compensation of Directors

The directors of Internet Infinity received the following compensation in FY 2007 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

George Morris	0	0	0	0	0	0	0
Roger Casas	0	0	0	0	0	0	0
Shirlene Bradshaw	0	0	0	0	0	0	0

Stock Options.

During the last two fiscal years, the officers and directors of Internet Infinity have received no Stock Options and no stock options are outstanding.

Employment Contracts.

We have no employment contracts.

Directors of the company receive no compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth, as of June 19, 2007 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

			Percent of
	Number		Outstanding
Name and Address	of Shares		Shares

Apple Realty, Inc. and	3,034,482		10.6
Hollywood Riviera Studios (1)
413 Avenue G, #1
Redondo Beach, CA 90277

George Morris, Chairman/CFO	24,429,196	(2)	85.1
413 Avenue G, #1
Redondo Beach, CA 90277

L&M Media, Inc. (1)	14,535,714		50.6
413 Ave G #1
Redondo Beach, CA 90277

Roger Casas, CEO/President	32,000		(3)
108 E. 228th St
Carson, CA 90745

Shirlene Bradshaw, Director	30,500		(3)
1900 W. Artesia #38
Gardena, CA 90745

Officers and Directors	24,491,696		85.1
as a group (3 persons)

(1)	The shares owned of record by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. are under the control of George Morris and are attributed to him.

(2)	Mr. Morris owns 6,859,000 shares of record and is attributed the shares owned by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc, which companies are under Mr. Morris’ control.

(3)	Less than 1 percent.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our company is under the control of George Morris, who controls and is thereby the beneficial owner of 85.1 percent of all outstanding stock of Internet Infinity, Inc. He has an economic interest in 85.1 percent of all outstanding stock of Internet Infinity, Inc. The basis of his control and of his economic interest are set forth in the following table:

1. George Morris

a.	He owns 100 percent of Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. that collectively own 61.2% of Internet Infinity, Inc.

b.	He owns 23.9 percent of Internet Infinity, Inc.

Summary of George Morris’ Interest

Economic Interest					Beneficial Interest
1.00	x	.612	=	.612	.612
1.00	x	.239	=	.239	.239

				.851	.851

ITEM 13. EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit Number		Description of Exhibit

2	-	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*

3	-	Articles of Incorporation of Internet Infinity, Inc.*

3.1	-	Amended Certificate of Incorporation of Internet Infinity, Inc.*

3.2	-	Bylaws of Internet Infinity, Inc.*

3.4	-	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++

10.1	-	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*

10.2	-	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*

10.3	-	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*

10.4	-	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**

14	-	Code of Ethics for CEO and Senior Financial Officers+

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Fiscal Year ended March 31, 2007	$24,000
Fiscal Year ended March 31, 2006	$24,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2007	$-0-
Fiscal Year ended March 31, 2006	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2007	$-0-
Fiscal Year ended March 31, 2006	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2007	$-0-
Fiscal Year ended March 31, 2006	$-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee, or the directors if there be no committee, pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: June 29, 2007	INTERNET INFINITY, INC.

	By:	/s/ Roger Casas
Roger Casas, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: June 29, 2007	/s/ George Morris
George Morris, Chief Financial Officer, Vice President and Director

DATED: June 29, 2007	/s/ Roger Casas
Roger Casas, President and Director

DATED: June 29, 2007	/s/ Shirlene Bradshaw
Shirlene Bradshaw, Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

FORM 10-KSB
FOR THE YEAR ENDED MARCH 31, 2007

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

1