Form 10QSB
period 2007-06-30
INTERNET INFINITY INC
filed 2007-08-16
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 10, 2007, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNET INFINITY, INC.
BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$416
Total assets	416

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	149,270
Note payable	27,000
Note payable - related parties	291,203
Due to officer	183,163
Due to related party	90,200
Total current liabilities	740,836

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares authorized, none outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 28,718,780 outstanding	28,719
Additional paid in capital	975,451
Accumulated deficit	(1,744,590)
Total stockholders' deficit	(740,420)
Total liabilities and stockholders' deficit	$416

The accompanying notes are an integral part of these unaudited financial statements

INTERNET INFINITY, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006

Net revenues	$3,805	$2,105
Cost of sales	3,044	1,684
Gross profit	761	421

Operating expenses
Professional fees	4,716	5,868
Salaries and related expenses	6,515	7,663
Consulting fees to related party	1,500	-
Others	5,167	4,213
Total operating expenses	17,897	17,744

Loss from operations	(17,136)	(17,323)

Other income (expense):
Interest expense	(9,143)	(11,774)

Loss before income taxes	(26,279)	(29,097)

Provision for income taxes	800	800

Net loss	$(27,079)	$(29,897)

Basic & diluted weighted average number of common stock outstanding	28,718,780	18,718,780

Basic & diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited financial statements

INTERNET INFINITY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,079)		$(29,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Related party note payable issued for consulting fees and office expense	-		1,200
Increase/ (decrease) in accounts payable and accrued expenses	5,852		(7,162)
Net cash used in operating activities	(21,228)		(35,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from officers	12,227		5,883
Receipts from related parties	8,154		31,242
Net cash provided by financing activities	20,381		37,125

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(847)		1,265

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,263		1,225

CASH & CASH EQUIVALENTS, ENDING BALANCE	$416		$2,490

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$
Taxes paid	$-		$-

The accompanying notes are an integral part of these unaudited financial statements

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

NOTE 2    BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by Internet Infinity Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2007, and the results of operations and cash flows for the related interim periods ended June 30, 2007 and 2006. The results of operations for the for the three month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s financial statements filed on July 3, 2007, as part of the Company’s annual report on Form 10-KSB for the year ended March 31, 2007. This quarterly report should be read in conjunction with such annual report.

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

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Recent Pronouncements

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,744,590 at June 30, 2007. The Company has a net loss of $27,079 for the three month period ended June 30, 2007.

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

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4    ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2007:

Accrued taxes	$4,000
Accrued interest	110,512
Accrued legal and accounting	3,500
Accounts Payable	31,259
$149,270

NOTE 5    NOTES PAYABLE

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended June 30, 2007 and 2006 was $660 and $660.	$27,000

NOTE 6    RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.10%
Morris & Associates, Inc.	71.30%
Morris Business Development Company	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has notes payable to related parties on June 30, 2007 as follows:

Notes payable to:
Anna Moras (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the quarter ended June 30, 2007 and 2006 on this note are $446 and $420 respectively.	$14,652

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the quarter ended June 30, 2007 and 2006 are $4,803 and $4,456 respectively.
240,796

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended June 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expense on this note for the quarter ended June 30, 2007 and 2006 are $671 and $632 respectively.
35,755

Total notes payable – related parties	$291,203

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $183,163 as of June 30, 2007 as follows:

Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum.	$183,163

Interest accrued for the three month period ended June 30, 2007 and 2006, on the above note were $2,564 and $5,607, respectively.

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $90,200 as of June 30, 2007. The amount is interest free, unsecured and due on demand.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7    CONCENTRATIONS OF CREDIT RISK

For the three month period ended June 30, 2007 and 2006, revenue from one customer represents 100% and 65% of the Company’s total revenue. As of June 30, 2007, the receivable from this customer amounted to $0.

For the three month period ended June 30, 2007 and 2006, the Company has one vendor who represents 100% of total purchases. Accounts payable balance outstanding as of June 30, 2007 for this supplier was $0.

Item 2.      Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2007 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – First Quarter (“Q1”) of Fiscal 2008 Compared to First Quarter (“Q1”) of Fiscal 2007

Sales

Internet Infinity revenues for Q1 2008 were $3,805, as compared with revenues of only $2,105 in Q1 2007. This increase in sales is attributable to normal variation by our main customer.

Cost of Sales - Gross Margin

Our cost of sales was $3,044 for Q1 2008 (80% of sales), as compared to $1,684 for Q1 2007 (80% of sales). This unchanged percentage cost of sales reflects a set percentage cost deal for DVD mastering provided by outside vendors with the company’s ability to pass along higher costs.

Operating Expenses

Operating expenses for Q1 2008 increased by $153 to $17,897 (470.35% of sales) from $17,744 (842.95% of sales) for Q1 2007. This change in operating expenses is primarily due to a decrease in professional fees of $1,152, a decrease in salaries of $1,148, an increase in consulting fees of $1,500 and an increase in miscellaneous of $954.

Net Income (Loss)

The company had a net loss of $17,136 from operations in Q1 2008 (450.35% of sales), as compared with a net loss of $17,323 (822.95% of sales) from operations in Q1 2007. We did show a net loss before income tax of $29,097 in Q1 2007 due to gain on the settlement of debts with a related party. Overall, we had net loss after taxes of $27,079 for Q1 2008.

Balance Sheet Items

Our cash position decreased to $416 at June 30, 2007 (Q1 2008) by $2,074 from $2,490 at June 30, 2006 (Q1 2007).

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

Dated: August 14, 2007	INTERNET INFINITY, INC.

	By	/s/ Roger Casas
Roger Casas, President and Chief Executive Officer