Form 10QSB
period 2007-09-30
INTERNET INFINITY INC
filed 2007-11-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 7, 2007, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
		Page

Balance Sheet (Unaudited) at September 30, 2007		4
Statements of Operations (Unaudited) for the Three Month and Six Month Periods Ended September 30, 2007 and 2006		5
Statements of Cash Flows (Unaudited) for the Six Month Periods Ended September 30, 2007 and 2006		6
Notes to Unaudited Financial Statements		7

INTERNET INFINITY, INC.
BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS

Cash & cash equivalents	$198
Total assets	198

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	163,777
Note payable	27,000
Note payable - related parties	292,403
Due to officer	186,594
Due to related party	97,715
Total current liabilities	767,488

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares authorized, none outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 28,718,780 outstanding	28,720
Additional paid in capital	975,451
Accumulated deficit	(1,771,461)
Total stockholders' deficit	(767,291)
Total liabilities and stockholders' deficit	$198

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods		For the Six Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net revenues	$-	$2,190	$3,805	$4,295
Cost of sales	-	1,752	3,044	3,436
Gross profit	-	438	761	859

Operating expenses
Professional fees	4,282	6,964	8,998	12,832
Salaries and related expenses	6,515	7,662	13,029	15,326
Consulting fees to related party	1,500	-	3,000	-
Others	5,142	5,045	10,309	9,257
Total operating expenses	17,438	19,671	35,336	37,415

Loss from operations	(17,438)	(19,233)	(34,575)	(36,556)

Other income (expense):
Interest expense	(9,433)	(11,959)	(18,576)	(23,733)

Loss before income taxes	(26,871)	(31,192)	(53,151)	(60,289)

Provision for income taxes	-	-	800	800

Net loss	$(26,871)	$(31,192)	$(53,951)	$(61,089)

Basic & diluted weighted average number of common stock outstanding	28,718,780	18,718,270	28,718,780	18,718,780

Basic & diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,951)		$(61,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Related party note payable issued for consulting fees and office expense	-
Increase/ (decrease) in accounts payable and accrued expenses	20,359		5,486
Net cash used in operating activities	(33,591)		(55,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from/(payment to) officers	15,658		9,748
Receipts from/(payment to) related parties	16,868		45,817
Net cash provided by financing activities	32,526		55,565

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,065)		(38)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,263		1,225

CASH & CASH EQUIVALENTS, ENDING BALANCE	$198		$1,187

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$3,000	$
Taxes paid	$-		$-

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

NOTE 2 BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by Internet Infinity Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2007, and the results of operations and cash flows for the related interim periods ended September 30, 2007 and 2006.. The results of operations for the for the six month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008, or any other period.

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

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,771,461 at September 30, 2007. The Company has a net loss of $53,951 for the six month periods ended September 30, 2007.

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

NOTE 4 ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2007:
Accrued taxes	$4,000
Accrued interest	116,537
Accrued legal and accounting	3,500
Accounts Payable	39,740
$163,777

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 NOTES PAYABLE

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended September 30, 2007 and 2006 was $660 and $660. Interest expense for the six month periods ended September 30, 2007 and 2006 was $1,320 and $1,320.	$27,000

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

The Company has notes payable to related parties on September 30, 2007 as follows:

Notes payable to:
Estate of Anna Moras, deceased (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the quarter ended September 30, 2007 and 2006 on this note was $452 and $426, respectively. Interest expense for the six month periods ended September 30, 2007 and 2006 on this note was $898 and $846, respectively.
$14,652

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the quarter ended September 30, 2007 and 2006 was $4,893 and $4,541, respectively. Interest expense on this note for the six month periods ended September 30, 2007 and 2006 was $9,696 and $8,997, respectively.
241,996

L&M Media, Inc. (related through a common controlling shareholder) - Accounts payable for purchases, converted into a note during the three month period ended June 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expense on this note for the quarter ended September 30, 2007 and 2006 was $681 and $641, respectively. Interest expense on this note for the six month periods ended September 30, 2007 and 2006 was $1,352 and $1,273, respectively.
35,755

Total notes payable - related parties	$292,403

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $186,954 as of September 30, 2007 as follows:

As of September 30, 2007	Classification	Amount

Interest payable	Current	$2,747
Officer draw/payable	Current	120,413
Note payable	Current	63,433

		$186,594

Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum.

Interest charged to expenses for the three month period ended September 30, 2007 and 2006, on the above note was $2,747 and $5,691, respectively. Interest charged to expenses for the six month periods ended September 30, 2007 and 2006,on the above note was $5,311 and $11,298, respectively.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $97,715 as of September 30, 2007. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

NOTE 7 CONCENTRATIONS OF CREDIT RISK

For the six month periods ended September 30, 2007 and 2006, revenue from one customer represents 100% and 70% of the Company’s total revenue. As of September 30, 2007, the receivable from this customer amounted to $0.

For the six month periods ended September 30, 2007 and 2006, the Company has one vendor who represents 100% of total purchases. Accounts payable balance outstanding as of September 30, 2007 for this supplier was $0.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended September 30, 2007 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations - Second Quarter (“Q2”) of Fiscal 2008 Compared to Second Quarter (“Q2”) of Fiscal 2007

Sales

Internet Infinity revenues for Q2 2008 were $-0- as compared with revenues of $2,190 in Q2 2007. This decrease in sales is attributable to drop in sales activity for mastering electronic media and a transition to a new business model focusing on the Company providing an eCommerce solution for underperforming companies.

Cost of Sales - Gross Margin

Our cost of sales was $-0- for Q2 2008, as compared to $1,752 for Q2 2007 (80% of sales). This change reflects zero sales for Q2 2008 described above.

Operating Expenses

Operating expenses for Q2 2008 decreased to $17,438 from $19,671 for Q2 2007. This decrease in operating expenses is primarily due to a decrease in professional fees of $1,182, a decrease in salaries of $1,147 and an increase of $96 in other expenses.

Net Income (Loss)

The company had a net loss of $26,871 in Q2 2008 (no sales), as compared with a net loss of $31,192 in Q2 2007.

Balance Sheet Items

Our cash position decreased to $198 at September 30, 2007 (Q2 2008) by $989 from $1,187 at September 30, 2006 (Q2 2007).

Results of Operations - First Half of Fiscal Year 2008 Compared to First Half of Fiscal Year 2007

Internet Infinity revenues for the first half of FY 2008 were $3,805, a $490 or 11.4% decrease in revenues from $4,295 in the first half of FY 2007. The decrease in sales was attributable to the change in our Company’s business eCommerce model and no sales in the Q2 2008.

Cost of Sales - Gross Margin

Our cost of sales decreased to $3,044 for the first half of FY 2008, or 80% of sales, as compared with $3,436 for the first half of FY 2007, or 80% of sales.

Operating Expenses

Operating expenses for the first half of FY 2008 decreased to $35,336 or 928% of sales, from $37,415, or 871% of sales, for the first half of FY 2007. This decrease in operating expenses is primarily due to a decrease of $834 in professional fees, a $2,297 decrease in salaries and a $1,052 increase in miscellaneous expense.

Net Income (Loss)

We had net loss of $53,951 in the first half of FY 2008, or 1,418% of sales, as compared with a net loss of $61,089 in the first half of FY 2007, or 1,422% of sales. The net loss for the first half of 2008 is attributable to significantly lower sales.

Financial Conditions

At September 30, 2007 we had a working capital deficit of $767,291 consisting of current assets totaling $198 and current liabilities totaling $767,488. The September 30, 2007 working capital deficit decreased by $126,795 as compared to the September 30, 2006 working capital deficit balance of $894,085. The decrease in the working capital deficit was primarily funded by an increase in notes payable for cash loans and the sale of common stock for cash and debt owed to George Morris, chairman of our company.

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

Dated: November 13, 2007	INTERNET INFINITY, INC.

	By	/s/ Roger Casas
Roger Casas, President and Chief
Executive Officer