Form 10QSB
period 2007-12-31
INTERNET INFINITY INC
filed 2008-02-19
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of February 12, 2008, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNET INFINITY, INC.
BALANCE SHEET
DECEMBER 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$605
Total assets	605

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	172,863
Note payable	27,000
Note payable - related parties	293,603
Due to officer	197,619
Due to related party	106,030
Total current liabilities	797,114

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares authorized, none outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 28,718,780 outstanding	28,720
Additional paid in capital	975,451
Accumulated deficit	(1,800,680)
Total stockholders' deficit	(796,509)
Total liabilities and stockholders' deficit	$605

The accompanying notes are an integral part of these unaudited financial statements

INTERNET INFINITY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods		For the Nine Month Periods
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

Net revenues	$-	$1,116	$3,805	$5,411
Cost of sales	-	893	3,044	4,329
Gross profit	-	223	761	1,082

Operating expenses
Professional fees	6,758	6,998	15,756	19,831
Salaries and related expenses	6,515	7,663	19,544	22,989
Consulting fees to related party	1,500	-	4,500
Others	4,853	5,147	15,161	14,404
Total operating expenses	19,625	19,808	54,961	57,224

Loss from operations	(19,625)	(19,585)	(54,200)	(56,142)

Other income (expense):
Interest expense	(9,593)	(12,119)	(28,169)	(35,852)

Loss before income taxes	(29,218)	(31,704)	(82,369)	(91,994)

Provision for income taxes	-	800	800	800

Net loss	$(29,218)	$(32,504)	$(83,169)	$(92,794)

Basic and diluted weighted average number of common stock outstanding	28,718,780	18,936,171	28,718,780	18,791,773

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements

INTERNET INFINITY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007		2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(83,169)		$(92,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued expenses		29,448		4,518
Net cash used in operating activities		(53,721)		(88,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/ (decrease) in due to related company		22,783		54,558
Receipts from officer		26,680		15,997
Proceeds from shares issued		-		22,000
Proceeds from notes payable - related party		3,600		-
Net cash provided by financing activities		53,063		92,555

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS		(658)		4,280

CASH & CASH EQUIVALENTS, BEGINNING BALANCE		1,263		1,225

CASH & CASH EQUIVALENTS, ENDING BALANCE		$605		$5,505

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$		$
Taxes paid		$-		$-

The accompanying notes are an integral part of these unaudited financial statements

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Internet Infinity, Inc. (III or “the Company”) was incorporated in the State of Delaware on October 27, 1995. III is in the business of distribution of electronic media replication services and the creation of replication masters. The Company was re-incorporated in Nevada on December 17, 2004.

NOTE 2	BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by Internet Infinity Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2007, and the results of operations and cash flows for the related interim periods ended December 31, 2007 and 2006. The results of operations for the for the nine month periods ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008, or any other period.

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

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition -date fair value will limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This is statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3	GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,800,680 at December 31, 2007. The Company has a net loss of $83,169 for the nine month period ended December 31, 2007.

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

NOTE 4	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2007:

Accrued taxes	$4,000
Accrued interest	122,671
Accrued legal and accounting	3,500
Accounts payable	42,692
$172,863

NOTE 5	NOTES PAYABLE

Notes payable related to various unrelated parties total amounting to $27,000. The notes are due upon 90 days written notice from the note holders. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended December 31, 2007 and 2006 was $660 and $660. Interest expense for the nine month periods ended December 31, 2007 and 2006 was $1,980 and $1,980. The Company has not paid interest on the notes during the nine month period ended December 31, 2007.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6	RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.10%
Morris & Associates, Inc.	71.30%
Morris Business Development Company	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties on December 31,, 2007 as follows:

Notes payable to:
Anna Moras (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the quarter ended December 31, 2007 and 2006 on this note are $459 and $432 respectively. Interest expense for the nine month periods ended December 31, 2007 and 2006 on this note are $1,368 and $1,344 respectively. No interest has been paid as of the date of this report.	$14,652

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the quarter ended December 31, 2007 and 2006 are $4,984 and $4,626 respectively. Interest expense on this note for the nine month periods ended December 31, 2007 and 2006 are $14,052 and $13,581 respectively. No interest has been paid as of the date of this report.	243,196

L&M Media, Inc. (related through a common controlling shareholder) - Accounts payable for purchases, converted into a note during the three month period ended June 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expense on this note for the quarter ended December 31, 2007 and 2006 are $691 and $651 respectively. Interest expense on this note for the nine month periods ended December 31, 2007 and 2006 are $2,043 and $2,020 respectively. No interest has been paid as of the date of this report.	35,755

Total notes payable – related parties	$293,603

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $197,619 as of December 31, 2007 as follows:

As of December 31, 2007	Classification	Amount

Officer draw/payable	Current	$128,638
Note payable	Current	63,433
Interest payable	Current	5,548

		$197,619

Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $98,820 and $7,209 respectively, as of December 31, 2007. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

NOTE 7	CONCENTRATIONS OF CREDIT RISK

For the nine month periods ended December 31, 2007 and 2006, revenue from one customer represents 100% and 100% of the Company’s total revenue respectively. As of December 31, 2007, the receivable from this customer amounted to $0.

For the nine month periods ended December 31, 2007 and 2006, the Company has one vendor who represents 100% of total purchases. Accounts payable balance outstanding as of December 31, 2007 for this supplier was $0.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended December 31, 2007 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – Third Quarter (“Q3”) of Fiscal 2008 Compared to Third Quarter (“Q3”) of Fiscal 2008

Sales

Internet Infinity revenues for Q3 2008 were $0 as compared with revenues of $1,116 in Q3 2007. This 100% decrease in sales is attributable to a ceasing to offer mastering electronic media due to a market shift to the online Internet delivery of information. Also, the company is in a transition period to develop an internet accelerator as opposed to selling the company in a merger.

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q3 2008, as compared to $893 for Q3 2007 (80% of sales). Any increase in the percentage cost of sales and reduction in margin reflects an adjustment in the cost of DVD mastering provided by outside vendors without the company’s ability to pass along the higher costs.

Operating Expenses

Operating expenses for Q3 2008 decreased to $19,625 from $19,809 (1700% of sales) for Q3 2007. This decrease in operating expenses is primarily due to a decrease in consulting expense and an increase in other expenses.

Net Income (Loss)

The company had a net loss of $29,218 in Q3 2008, as compared with a net loss of $32,504 (303% of sales) in Q3 2007.

Balance Sheet Items

Our cash position decreased to $605 at December 31, 2007 (Q3 2008) by $4,900 from $5,505 at December 31, 2006 (Q3 2007).

Results of Operations – First Nine Months of Fiscal Year 2008 Compared to First Nine Months of Fiscal Year 2007.

Internet Infinity revenues for the first nine months of FY 2008 were $3,805, a $1,606 or 30% decrease in revenues from $5,411 in the first nine months of FY 2007. The decrease in sales was attributable to a decrease in sales from our largest customer that had an unusually large increase in the prior year.

Cost of Sales - Gross Margin

Our cost of sales decreased to $3,044 for the first nine months of FY 2008, or 80% of sales, as compared with $4,329 for the first nine months of FY 2007, or 80% of sales. This set percentage in the cost of sales is due to a set percentage cost from our supplier and a change in services provided of the authoring of electronic media services.

Operating Expenses

Operating expenses for the first nine months of FY 2008 decreased to $54,961 or 1090% of sales, from $57,224, or 226% of sales, for the first nine months of FY 2007. This decrease in operating expenses is primarily due to a decrease of $5,390 in professional fees and an $830 decrease in other expenses.

Net Income (Loss)

We had a net loss of $83,169 in the first nine months of FY 2008 as compared with a net loss of $92,793 in the first nine months of FY 2007. The net loss for the first nine months of 2008 is attributable to significantly lower sales.

Financial Conditions

At December 31, 2007 we had a working capital deficit of $796,509 consisting of current assets totaling $605 and current liabilities totaling $797,114. The December 31, 2007 working capital deficit decreased by $120,719 as compared to the December 31, 2006 working capital deficit balance of $675,790. The reduction in the working capital deficit was primarily due to an additional investment in cash from and a reduction in loans payable to George Morris, chairman of our company.

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

Dated: February 18, 2008	INTERNET INFINITY, INC.

	By	/s/ Roger Casas
Roger Casas, President and Chief Executive Officer