Form 10-K
period 2008-03-31
INTERNET INFINITY INC
filed 2008-07-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

OR

☐ TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

INTERNET INFINITY, INC.
(Exact name of registrant as specified in its charter)

Nevada	0-27633	95-4679342
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

413 Avenue G, #1
Redondo Beach, CA 90277
(310) 318-2244
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

State issuer’s revenues for its most recent fiscal year: $3,805

State the aggregate market value of the 4,221,084 voting and non-voting common equity held by non-affiliates computed by reference to the $0.025 average bid and asked price of such common equity, as of July 11, 2008: $1,056,771.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 11, 2008, there were 28,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development.

Internet Infinity, Inc. (the "Company") was incorporated on October 27, 1995 in the State of Delaware. We now conduct our business from our sales headquarters office in Redondo Beach, California. We first had revenues from operations in 1996.

Our initial focus was on selling Internet software. By early 1997 our software sales were slipping toward zero and Internet Infinity had to find an alternative revenue opportunity to survive.

We turned our attention and efforts to selling electronic media duplication and packaging services offered by an unaffiliated company, Video Magnetics, LLC. We did this through our wholly-owned subsidiary, Electronic Media Central Corporation. However, as the result of distributing all the shares of Electronic Media Central Corporation on September 25, 2001 to the shareholders of record on September 18, 2002, Internet Infinity ceased being in the media duplication business, but remained in the creation of duplication masters and packaging design and printing.

Today, a company merger partner is being sought as another potential avenue for revenue growth. However, there is no assurance that the singles project or a merger can or will be successful at any time.

Our Business.

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

Distribution Methods

We distribute our products through an independent contractor sales representative working from his home with the telephone, fax, mail and the Internet. Shipments are made throughout the United States.

Our sales representative is paid on an incentive bonus based on the gross profit generated each month. The sales representative is responsible for managing his account orders and customer service. We have shifted to a performance compensation method and will attempt to recruit more sales persons under the direction of a performance compensated manager.

Competition

The electronic media master business is highly competitive. Numerous small regional competitors such as our company serve the smaller regional business and nonprofit organization markets. We compete with both price and customer services. In addition, we monitor offers from competitors on the Internet, through direct mail and through comparison-shopping, to remain competitive.

Advertising and Promotion

Our advertising and promotion is primarily electronic-media focused. We engage in telephone and fax campaigns to prospect for media business.

Dependence on Major Customers

With only one large customer at $3,805 sales for fiscal 2008, our company will most likely discontinue all sales operations with the loss of this customer. Revenue for Internet Infinity may go to zero if no merger or alternative business is found.

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

ITEM 2. PROPERTIES.

Our one part-time person requires less than 100 square feet of office space provided by our Chairman George Morris with utilities for the operation. Storage of our records and accounting documents are provided by George Morris, public storage and Roger Casas, our sales person. .

ITEM 3. LEGAL PROCEEDINGS.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders of our company during FY 2008 through the solicitation of proxies or otherwise.

PART III

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. Internet Infinity’s common stock is quoted on the Electronic OTC Bulletin Board. Its symbol is “ITNF.”

During the last two fiscal years, the range of high and low bid information for our common stock is set forth below. The source of this information is the OTC Bulletin Board.

The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

		High	Low
FY 2007	1st Qtr.	0.026	0.025
	2nd Qtr.	0.025	0.025
	3rd Qtr.	0.025	0.02
	4th Qtr.	0.04	0.02

FY 2008	1st Qtr.	0.03	0.03
	2nd Qtr.	0.03	0.02
	3rd Qtr.	0.02	0.01
	4th Qtr.	0.01	0.01

On June 12, 2008 there were 28,718,780 shares of common stock outstanding. No shares are subject to securities convertible into such shares of stock.

Holders. On June 12, 2008 there were approximately 230 holders of record of our common stock. Some 2,308,564 shares of common stock are held in brokerage accounts under the record name of “Cede & Co.”

Dividends. No cash dividends have been declared on the common stock. There are no restrictions that limit the ability of the company to pay dividends on the common stock or that are likely to do so in the future.

Recent Sales of Unregistered Securities.

During the past three fiscal years, there was one unregistered sale of our common stock by the company. On December 29, 2006, we sold 10 million shares of our common stock in exchange for $28,000 cash and the extinguishment of $222,000 debt owed to the purchaser of the shares – L&M Media, Inc. which is under the control of George Morris, chairman of the board of directors, chief financial officer, and controlling shareholder of the company.

Reports to Security Holders.

We file reports with the Securities and Exchange Commission. These reports are annual 10-K, quarterly 10-Q and periodic 8-K reports. We will furnish stockholders with annual reports containing financial statements audited by independent certified public accountants and such other periodic reports as we may deem appropriate or as required by law. The public may read and copy any materials we file with the SEC at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Internet Infinity is an electronic filer, and the SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of such site is http://www.sec.gov.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Results of Operations

The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2008 and March 31, 2007.

	Years Ended 3-31
	2007	2008

Sales	100.0%	100.0%
Cost of sales	80.0	80.0
Gross margin	20.0	20.0
Selling, general and administrative expenses	(1,685.0)	(2164.0)
Interest income (expense)	(827.0)	(997.5)
Net income (loss) before income taxes	(2,394.0)	(3141.0)

Sales

Sales decreased by $1,606 from $5,411 in the fiscal year ended March 31, 2007 to $3,805 in the fiscal year ended March 31, 2008, a decrease of 30.0 percent. The decrease in sales was attributable primarily to a lack of orders from our main customer due to competition.

Gross Margin

Gross margin decreased by 30 percent in fiscal year 2008 to $761 from fiscal year 2007. The decrease in gross margin was attributable to lack of orders.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $8,817 from $91,151, in fiscal year 2007, to $82,334 in fiscal year 2008. A breakdown of the changes is:

•	Consulting fees to related party increased very little to $9,867 in fiscal year 2008 from $6,200 in 2007

•	Professional fees decreased little to $33,761 in fiscal year 2008 from $34,059 in 2007

•	Other expenses decreased to $16,750 in fiscal year 2008 from $20,440 in 2007 due to lower sales.

•	Salaries and related expense decreased from $30,651 for 2007 to 21,956 for 2008.

Net Profit (Loss)

We had a net loss from operations, after a provision for income taxes, in the fiscal year ended March 31, 2008 of $119,527, or $0.004 a share of our common stock. In the fiscal year ended March 31, 2007 we had a net loss, after a provision for income taxes, of $130,344, or $0.01 a share of common stock. The loss increased primarily due to a reduction in sales.

Balance Sheet Items

The net loss of $119,527 for the fiscal year ended March 31, 2008 increased the retained earnings deficit from $1,717,513 on March 31, 2007 to $1,927,465 on March 31, 2008. Our cash position decreased from $1,263 for the fiscal year ended March 31, 2007 to $990 for the fiscal year ended March 31, 2008. Accounts receivable net of allowance for doubtful accounts from non-affiliates remains unchanged at $0 at the end of fiscal year 2008 and 2007, while inventory remained unchanged at zero for the fiscal year ended March 31, 2008 and 2007.

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

Internet Infinity, Inc. management believes that it will not generate sufficient cash flow to support operations during the twelve months ended March 31, 2009. Although sales and expenses could continue to decline and even if our company can generate a net profit and positive cash flow from operations, additional funds will be necessary for continued operation of the company.

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

Our Company has signed a non-binding Letter of Intent “LOI” to merge with Toshiba Display Systems.

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Internet Infinity, Inc

We have audited the accompanying balance sheet of Internet Infinity, Inc., a Nevada Corporation (“the Company”) as of March 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc. as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
June 20, 2008

INTERNET INFINITY, INC.
BALANCE SHEETS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$990	$1,263

	990	1,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	176,080	143,418
Note payable	27,000	27,000
Note payable - related parties	294,803	290,003
Due to officer	222,668	170,939
Due to related party	109,642	83,247
Total current liabilities	830,193	714,606

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 28,718,780 shares issued and outstanding	28,719	28,719
Additional paid in capital	1,069,543	975,451
Accumulated deficit	(1,927,465)	(1,717,513)
Total stockholders' deficit	(829,203)	(713,343)

Total liabilities and stockholders' deficit	$990	$1,263

The accompanying notes are an integral part of these financial statements

INTERNET INFINITY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

Net revenues	$3,805	$5,411

Cost of sales	3,044	4,329

Gross profit	761	1,082

Operating expenses
Professional fees	33,761	34,059
Salaries and related expenses	21,956	30,651
Consulting fees to related party	9,867	6,000
Other	16,750	20,440
Total operating expenses	82,334	91,151

Loss from operations	(81,573)	(90,069)

Non-operating income (expense):
Interest expense	(37,954)	(44,749)
Gain on settlement of debts	-	5,274
Total other income (expense)	(37,954)	(39,475)

Loss before income taxes	(119,527)	(129,544)

Provision for income taxes	-	800

Net loss	$(119,527)	$(130,344)

Basic & diluted weighted average number of
common stock outstanding	28,718,780	21,239,328

Basic & diluted net loss per share	$(0.00)	$(0.01)

Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these financial statements

INTERNET INFINITY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Common stock				Total
	Number of		Additional	Accumulated	stockholders'
	shares	Amount	paid in capital	deficit	deficit
Balance as of March 31, 2006 (Restated)	18,718,780	18,719	825,877	(1,677,595)	(832,999)

Shares issued part for debt settlement and part for cash	10,000,000	10,000	240,000	-	250,000

Net loss for the year	-	-	-	(130,344)	(130,344)

Balance as of March 31, 2007	28,718,780	$28,719	$1,065,877	$(1,807,939)	$(713,343)

Capital contribution	-	-	3,667	-	3,667

Net loss for the year	-	-	-	(119,527)	(119,527)

Balance as of March 31, 2008	28,718,780	$28,719	$1,069,543	(1,927,465)	(829,203)

The accompanying notes are an integral part of these financial statements

INTERNET INFINITY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,527)	$(130,344)
Adjustments to reconcile net loss to net cash used in
operating activities:
Capital contribution via services provided	3,667	-
Increase in accounts payable and accrued expenses	32,662	21,443
Increase/ (decrease) in due to related company	26,395	56,720
Net cash used in operating activities	(56,802)	(52,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to officer	51,729	19,420
Proceeds from shares issued	-	28,000
Proceeds from notes payable - related party	4,800	4,800
Net cash provided by financing activities	56,529	52,220

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(274)	38

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,263	1,225

CASH & CASH EQUIVALENTS, ENDING BALANCE	$990	$1,263

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$-

Taxes paid during the year	$-	$-

SUPPLEMENTARY DISCLOSURES OF NON -CASH FLOW INFORMATION:

Stock issued for debt settlement	$-	$222,000

The accompanying notes are an integral part of these financial statements

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Accounts receivable and allowance for doubtful debts amounted to $0 as at March 31, 2008 and 2007.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at March 31, 2008.

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

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2008

	2008	2007
Accounts Payable	$27,665	$20,625
Accrued taxes	4,000	3,200
Accrued accounting	15,500	15,000
Accrued interest	128,915	104,593
	$176,080	$143,418

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

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the years ended March 31, 2008 and 2007, such differences were insignificant.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

Stock-based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. The company did not have any options or warrants outstanding as at March 2008 and 2007.

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

Recent Pronouncements

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that this Statement will not have a significant impact on the consolidated financial statements.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

In September 2006, FASB issued SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement;

b)	The date that adoption is required; and

c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect of this pronouncement on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management does not believe SFAS No. 159 will have a material impact on our consolidated financial position, results of operations or cash flows, as the Company has elected not to apply the fair value option for any of its eligible financial instruments and other items.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, management does not expect the adoption of SFAS No. 160 to have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the adoption of SFAS No. 141(R) to have a significant impact on its financial position or results of operations.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Management does not expect this Statement to have an impact on its financial condition or results of operations.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. We do not believe this pronouncement will impact our financial statements.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. We do not believe this pronouncement will impact our financial statements.

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,927,465 and $1,717,513 at March 31, 2008 and 2007, respectively. The Company incurred net losses of $119,527 and $130,344 for the years ended March 31, 2008 and 2007, respectively.

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

NOTE 4 NOTES PAYABLE

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the year ended March 31, 2008 and 2007 was $2,640 and $2,640.	$27,000

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 RELATED ENTITIES TRANSACTIONS

George Morris is the chairman of the Board of directors of the Company. As of March 31, 2008, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Internet Infinity, Inc. (The Company)	85.06%
Morris & Associates, Inc.	71.30%
Morris Business Development Company	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

Notes Payable to:

Anna Moras (mother of the chairman of the Company), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the years ended March 31, 2008 and 2007 on this note are $1,823 and $1,718, respectively.	$14,652

Apple Realty, Inc. (related through common ownership), secured by assets of III, past due and payable upon demand. Interest shall accrue at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the years ended March 31, 2008 and 2007 are $19,757 and $18,337 respectively.	$244,396

L&M Media, Inc. (related through common officer) - Accounts payable for purchases, converted in to a Note the three month period ended June 30, 2004. The Note is due on demand, unsecured and interest shall accrue at 6% per annum. Interest expense on this note for the years ended March 31, 2008 and 2007 are $2,743 and $2,585 respectively.	$35,755

Total notes payable - related parties	$294,803

The Company has a payable to officer of $222,668 as of March 31, 2008 as follows:

Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principle payments to George Morris and is in default of this note.	Current	133,211

Note payable – Officer Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principle payments to George Morris and is in default of this note	Current	63,433

Interest payable – Officer	Current	$26,024

		$222,668

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company paid $6,200 consulting fees to parties related through common shareholder and officer of the Company.

During the fiscal quarter ended March 31, 2008, the Company’s officers and directors did not charge for their services. Such contributed services were recorded as capital contribution in the amount of $3,667 as of March 31, 2008, which was determined based on the fair value of the services provided.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 CONCENTRATIONS OF CREDIT RISK

For the fiscal year ended March 31, 2008 and March 31, 2007, the Company has one vendor, a party related through common officer and shareholder, who represents 100% of total purchases. Accounts payable balance outstanding as of March 31, 2008 for this supplier was $0.

NOTE 7  INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2008 and 2007, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately $1,255,507 and $1,135,530 as of March 31, 2008 and 2007, respectively

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

Deferred tax asset – net operating loss	$501,995
Less valuation allowance	(501,995)

Net deferred tax asset	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2008	March 31, 2007

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

Income tax expense consisted of the following:

	2008	2007
Current tax expense:
Federal	$-	$-
State	800	800
Total current	$800	$800

Deferred tax credit:
Federal	$40,639	$44,317
State	7,172	7,821
Total deferred	$47,811	$52,138

Less: valuation allowance	(47,811)	(52,138)

Net deferred tax credit	-	-

Tax expense	$800	$800

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

For the years ended March 31, 2008 and 2007, the Company granted no options.

NOTE 9 RECLASSIFICATION

During fiscal year ended March 31, 2006 the Company recorded a portion of the settlement of a related party debt as other income rather than as paid in capital. The Company has corrected this error retroactively on March 31, 2006. Due to that fact the amount has been reclassified, in the accompanying financial statements as paid in capital instead of retained earnings as on April 1, 2006.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10  ISSUANCE OF REVISED RELATED PARTY NOTE

On October 4, 2007 the directors authorized and directed the Registrant’s officers to exchange an existing Note of the Registrant (for $240,796 and 6 percent interest due June 30, 2008) for a new note, identical in its terms and provisions except for the added provision that the holder of the note, at any time prior to its expiration, could convert the note into 12,039,800 shares of the Registrant’s common stock. The shares were valued and the beneficial conversion feature was nil.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection of been dismissed.

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

Internal control over financial reporting.

Management’s annual report on internal control over financial reporting. The registrant’s management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant. Currently, the registrant is operating as a caretaker entity, keeping the corporation alive and in good standing with the Commission. All debit and credit transactions with the company’s bank accounts are reviewed by the officers as well as all communications with the company’s creditors. The directors meet frequently – as often as weekly – to discuss and review the financial status of the company and all developments regarding its search for a reverse merger partner. All filings of reports with the Commission are reviewed before filing by all directors.

Management assesses the company’s control over financial reporting at the end of its most recent fiscal year to be effective. It detects no material weaknesses in the company’s internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Commission rules that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2008 that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2008, the directors' terms of office and the period each director has served are set forth in the following table:

Person	Positions and Officers	Since	Expires
George Morris, 69	Chairman of the Board of Directors - President and Chief Financial Officer	1996	2009
Roger Casas, 59	Director CEO	1999 2004	2009 2009
Shirlene Bradshaw, 68	Director Business Manager	1999	2009

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

Conflicts of Interest

The officers and directors of the company will not devote more than a portion of their time to the affairs of the company. There will be occasions when the time requirements of the company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

The officers and directors of the company may be directors or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the company may in the future participate in business ventures, which could be deemed to compete directly with the company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the company's officers or directors are involved in the management of any firm with which the company transacts business. The company's board of directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the board of directors could elect to change this policy, the board of directors has no present intention to do so. In addition, if the company and other companies with which the company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the board of directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the '34 Act.

The company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the company and the company's other shareholders, rather than their own personal pecuniary benefit.

No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

•	bankruptcy,

•	criminal proceedings (excluding traffic violations and other minor offenses), or

•	proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

None of the directors holds any directorships in any company with a class of securities registered under the Exchange Act or subject to the reporting requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in certain legal proceedings. During the past five years, none of the directors has been involved in any of the following events:

•
A petition under the Federal bankruptcy law or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

•
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

•	Engaging in any type of business practice; or

•	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

•
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

•
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Future Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to Form 10-KSB Annual Report for the year ended March 31, 2004 (Exhibit 14 incorporated herein by reference). We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the company at its address at 413 Avenue G, #1, Redondo Beach, CA 90277.

Corporate Governance.

Security holder recommendations of candidates for the board of directors. Any shareholder may recommend candidates for the board of directors by writing to the president of our company the name or names of candidates, their home and business addresses and telephone numbers, their ages, and their business experience during at least the last five years. The recommendation must be received by the company by March 9 of any year or, alternatively, at least 60 days before any announced shareholder annual meeting.

Audit committee. We have no standing audit committee. Our directors perform the functions of an audit committee. Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only three director at present. None of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when such is needed.

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
Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

ITEM 11. EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

George Morris, Chairman, VP and CFO	FY 2008	$2,000	0	0	$2,000
	FY 2007	$2,400	0	0	$2,400

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested´($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Morris	0	0	0	0	0	0	0	0	0

Compensation of Directors

The directors of Internet Infinity received the following compensation in FY 2008 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

George Morris	0	0	0	0	0	0	0
Roger Casas	0	0	0	0	0	0	0
Shirlene Bradshaw	0	0	0	0	0	0	0

Directors of the company receive no compensation for their services as directors.

Stock Options.

During the last two fiscal years, the officers and directors of Internet Infinity have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth, as of June 19, 2008 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

Name and Address	Number of Shares		Percent of Outstanding Shares

Apple Realty, Inc. and
Hollywood Riviera Studios (1)	3,034,482		10.6
413 Avenue G, #1
Redondo Beach, CA 90277

George Morris, Chairman/CFO	24,429,196	(2)	85.1
413 Avenue G, #1
Redondo Beach, CA 90277

L&M Media, Inc. (1)	14,535,714		50.6
413 Ave G #1
Redondo Beach, CA 90277

Roger Casas, CEO/President	32,000	(3)
108 E. 228th St
Carson, CA 90745

Shirlene Bradshaw, Director	30,500	(3)
1900 W. Artesia #38
Gardena, CA 90745

Officers and Directors
as a group (3 persons)	24,491,696	85.1
________________________

(1)	The shares owned of record by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. are under the control of George Morris and are attributed to him.

(2)	Mr. Morris owns 6,859,000 shares of record and is attributed the shares owned by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc, which companies are under Mr. Morris’ control.

(3)	Less than 1 percent.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Fiscal Year ended March 31, 2008	$26,000
Fiscal Year ended March 31, 2007	$24,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2008	$-0-
Fiscal Year ended March 31, 2007	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2008	$-0-
Fiscal Year ended March 31, 2007	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2008	$-0-
Fiscal Year ended March 31, 2007	$-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee, or the directors if there be no committee, pre-approve all audit, review and attest services and non-audit services before such services are engaged.

ITEM 15. EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

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

DATED: July 14, 2008	INTERNET INFINITY, INC.

	By	/s/ Roger Casas
Roger Casas, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: July 14, 2008	/s/ George Morris
George Morris, Chief Financial Officer,
President and Director

DATED: July 14, 2008	/s/ Shirlene Bradshaw
Shirlene Bradshaw, Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2008

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

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

2