Form 10-K/A
period 2008-03-31
INTERNET INFINITY INC
filed 2008-07-15
CIK 1020302

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

The accompanying notes are an integral part of these financial statements

INTERNET INFINITY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Common stock				Total
	Number of		Additional	Accumulated	stockholders'
	shares	Amount	paid in capital	deficit	deficit
Balance as of March 31, 2006	18,718,780	18,719	825,877	(1,677,595)	(832,999)

Shares issued part for debt settlement and part for cash	10,000,000	10,000	240,000	-	250,000

Net loss for the year	-	-	-	(130,344)	(130,344)

Balance as of March 31, 2007	28,718,780	$28,719	$1,065,877	$(1,807,939)	$(713,343)

Capital contribution	-	-	3,667	-	3,667

Net loss for the year	-	-	-	(119,527)	(119,527)

Balance as of March 31, 2008	28,718,780	$28,719	$1,069,543	(1,927,465)	(829,203)

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

ITEM 15. EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

Exhibit Number		Description of Exhibit

2	-	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*

3	-	Articles of Incorporation of Internet Infinity, Inc.*

3.1	-	Amended Certificate of Incorporation of Internet Infinity, Inc.*

3.2	-	Bylaws of Internet Infinity, Inc.*

3.4	-	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++

10.1	-	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*

10.2	-	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*

10.3	-	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*

10.4	-	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**

14	-	Code of Ethics for CEO and Senior Financial Officers+

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATED: July 15, 2008	INTERNET INFINITY, INC.

	By	/s/ Roger Casas
Roger Casas, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: July 15, 2008	/s/ George Morris
George Morris, Chief Financial Officer,
President and Director

DATED: July 15, 2008	/s/ Shirlene Bradshaw
Shirlene Bradshaw, Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

AMENDMENT NO. 1 TO
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2008

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

Exhibit Number		Description of Exhibit

2	-	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*

3	-	Articles of Incorporation of Internet Infinity, Inc.*

3.1	-	Amended Certificate of Incorporation of Internet Infinity, Inc.*

3.2	-	Bylaws of Internet Infinity, Inc.*

3.4	-	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++

10.1	-	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*

10.2	-	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*

10.3	-	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*

10.4	-	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**

14	-	Code of Ethics for CEO and Senior Financial Officers+

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

1

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.

**Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.

+Previously filed with Form 10-KSB; Commission File No. 0-27633 incorporated herein.

++Previously filed with Form 8-K; Commission File No. 0-27633 incorporated herein.

2