Form 10QSB/A
period 2007-06-30
INTERNET INFINITY INC
filed 2008-08-12
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB
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

Dated: August 11, 2008	INTERNET INFINITY, INC.

	By	/s/ Roger Casas
Roger Casas, Chief Executive Officer