Form 10-Q
period 2008-06-30
INTERNET INFINITY INC
filed 2008-08-19
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File No. 0-27633

INTERNET INFINITY, INC.
(Exact name of registrant as specified in its charter)

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

As of August 10, 2008, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION		15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	15

SIGNATURES		16

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERNET INFINITY, INC.
BALANCE SHEET

	6/30/08	3/31/08
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,012	$990
Total assets	1,012	990
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	201,381	176,080
Note payable	27,000	27,000
Note payable - related parties	296,003	294,803
Due to officer	213,794	222,668
Due to related party	110,736	109,642
Total current liabilities	848,914	830,193

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 28,718,780 outstanding	28,719	28,719
Additional paid in capital	1,075,042	1,069,543
Accumulated deficit	(1,951,663)	(1,927,465)
Total stockholders' deficit	(847,902)	(829,203)
Total liabilities and stockholders' deficit	$1,012	$990

The accompanying notes are an integral part of these unaudited financial statements

INTERNET INFINITY, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Net revenues	$-	$3,805
Cost of sales	-	3,044
Gross profit	-	761

Operating expenses
Professional fees	3,893	4,716
Salaries and related expenses	180	6,515
Consulting fees to related party	7,299	1,500
Others	1,672	5,167
Total operating expenses	13,044	17,897

Loss from operations	(13,044)	(17,136)

Other income (expense):
Interest expense	(10,356)	(9,143)

Loss before income taxes	(23,400)	(26,279)

Provision for income taxes	800	800

Net loss	$(24,200)	$(27,079)

Basic & diluted weighted average number of common stock outstanding	28,718,780	28,718,780

Basic & diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited financial statements

INTERNET INFINITY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,200)	$(27,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital contribution via services provided	5,499	-
Increase/ (decrease) in accounts payable and accrued expenses	25,302	5,852
Increase/ (decrease) in due to related company	1,094	-
Net cash provided by (used in) operating activities	7,695	(21,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase / (decrease) in due to officer	(8,874)	12,227
Proceeds from notes payable - related party	1,200	8,154
Net cash provided by (used in) financing activities	(7,674)	20,381

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	22	(847)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	990	1,263

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,012	$416

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

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

NOTE 2 BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by Internet Infinity Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2008, and the results of operations and cash flows for the related interim periods ended June 30, 2008 and 2007. The results of operations for the for the three month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s financial statements filed on July 15, 2008, as part of the Company’s annual report on Form 10-K for the year ended March 31, 2008. This quarterly report should be read in conjunction with such annual report.

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

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Recent Pronouncements

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,951,663 at June 30, 2008. The Company has a net loss of $24,200 for the three month period ended June 30, 2008.

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

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2008:

Accrued taxes	$4,980
Accrued interest	182,695
Accrued legal and accounting	3,500
Accounts payable	10,206
$201,381

NOTE 5 NOTES PAYABLE

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended June 30, 2008 and 2007 was $660 and $660.	$27,000

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

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has notes payable to related parties on June 30, 2008 as follows:

Notes payable to:
Anna Moras (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expenses for the quarters ended June 30, 2008 and 2007 on this note are $473 and $446, respectively.	$14,652

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expenses on this note for the quarters ended June 30, 2008 and 2007 are $5,171 and $4,803, respectively.	245,596

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended June 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expenses on this note for the quarters ended June 30, 2008 and 2007 are $712 and $671, respectively.	35,755

Total notes payable – related parties	$296,002

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $213,794 as of June 30, 2008 as follows:

Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum.	$213,794

Interest accrued for the three month periods ended June 30, 2008 and 2007, on the above note in the amounts of $3,340 and $2,564, respectively.

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $110,736 as of June 30, 2008. The amount is interest free, unsecured and due on demand.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

During the fiscal quarter ended June 30, 2008, the Company’s officers and directors did not charge for their services. Such contributed services were recorded as capital contribution in the amount of $5,499 as of June 30, 2008 which was determined based on the fair value of the services provided.

NOTE 7 CONCENTRATIONS OF CREDIT RISK

For the three month periods ended June 30, 2008 and 2007, revenue from one customer represented 0% and 100% of the Company’s total revenue. As of June 30, 2008, the receivable from this customer amounted to $0. There were no sales for the three month period ended June 30, 2008.

For the three month periods ended June 30, 2008 and 2007, the Company had one vendor who represented 0% and 100% of total purchases, respectively. Accounts payable balance outstanding as of June 30, 2008 and 2007 for this supplier was $0. There were no purchases or accounts payable balances for this supplier for the period ended June 30, 2008.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2008 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – First Quarter of (“Q1”) Fiscal 2009 Compared to First Quarter (“Q1”) of Fiscal 2008

Sales

Internet Infinity revenues for Q1 2009 were $0, as compared with revenues of only $3,805 in Q1 2008. This temporary decrease in sales is attributable to drop in sales activity for authoring electronic media and reflects the slowing economy.

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q1 2009, as compared to $3,044 for Q1 2008 (80% of sales). This percentage cost of sales reflects a set percentage cost deal for DVD mastering provided by outside vendors with the company’s ability to pass along higher costs.

Operating Expenses

Operating expenses for Q1 2009 decreased to $13,044 from $17,897 for Q1 2008. This decrease in operating expenses is primarily due to a decrease in professional fees of $823, a decrease in salaries of $6,335, offset by an increase in consulting fees of $5,799 and a decrease in miscellaneous of $3,495.

Net Income (Loss)

The company had a net loss of $13,044 from operations in Q1 2009, as compared with a net loss of $17,136 from operations in Q1 2008. Overall, we had net loss after taxes of $24,200 for Q1 2009.

Balance Sheet Items

Our cash position increased to $1,012 at June 30, 2008 (Q1 2009) by $596 from $416 at June 30, 2007 (Q1 2008).

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

Item 4.	Controls and Procedures

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

Item 6.	Exhibits K

(a)	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*

2.1	Plan of Merger (Internet Infinity - Delaware into Internet Infinity - Nevada)***

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

3	Articles of Incorporation of Internet Infinity, Inc.*

3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*

3.2	Bylaws of Internet Infinity, Inc.*

3.3	Corporate Charter and Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation***

3.4	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++

10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*

10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*

10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*

10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**

14	Code of Ethics for CEO and Senior Financial Officers+

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 19, 2008	INTERNET INFINITY, INC.

	By	/s/ Roger Casas
Roger Casas, Chief Executive Officer