Form 10-Q
period 2008-09-30
INTERNET INFINITY INC
filed 2008-11-19
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 7, 2008, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNET INFINITY, INC.
BALANCE SHEETS

	September 30,	March 31
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$62	$990
Total assets	62	990

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	224,384	176,080
Note payable	27,000	27,000
Note payable - related parties	297,203	294,803
Due to officer	216,680	222,668
Due to related party	113,086	109,642
Total current liabilities	878,353	830,193

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized 28,718,780 issued and outstanding	28,719	28,719
Additional paid in capital	1,075,042	1,069,543
Accumulated deficit	(1,982,053)	(1,927,465)
Total stockholders' deficit	(878,292)	(829,203)

Total liabilities and stockholders' deficit	$62	$990

The accompanying notes are an integral part of these unaudited financial statements

INTERNET INFINITY, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	For the Three Month Periods		For the Six Month Periods
	Ended September 30		Ended September 30
	2008	2007	2008	2007

Net revenues	$-	$-	$-	$3,805
Cost of revenues	-	-	-	3,044
Gross profit	-	-	-	761

Operating expenses
Professional fees	16,211	4,282	20,104	8,998
Salaries and related expenses	-	6,515	180	13,029
Consulting fees to related party	1,800	1,500	9,099	3,000
Others	1,603	5,142	3,275	10,309
Total operating expenses	19,613	17,438	32,657	35,336

Loss from operations	(19,613)	(17,438)	(32,657)	(34,575)

Other income (expense):
Interest expense	(10,776)	(9,433)	(21,132)	(18,576)

Loss before income taxes	(30,390)	(26,871)	(53,790)	(53,151)

Provision for income taxes	-	-	800	800

Net loss	$(30,390)	$(26,871)	$(54,590)	$(53,951)

Basic & diluted weighted average number of common stock outstanding	28,718,780	28,718,780	28,718,780	28,718,780

Basic & diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited financial statements

INTERNET INFINITY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,590)	$(53,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contribution via services provided	5,499	-
Increase in due to related company	3,444	-
Increase in accounts payable and accrued expenses	48,306	20,359
Net cash provided by (used in) operating activities	2,659	(33,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(payment to) due to officer	(5,987)	15,658
Proceeds from notes payable - related party	2,400	16,868
Net cash provided by (used in) financing activities	(3,587)	32,526

NET DECREASE IN CASH & CASH EQUIVALENTS	(928)	(1,065)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	990	1,263

CASH & CASH EQUIVALENTS, ENDING BALANCE	$62	$198

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$3,000

Taxes paid	$-	$-

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

NOTE 2 BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by Internet Infinity Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2008, and the results of operations and cash flows for the related interim periods ended September 30, 2008 and 2007. The results of operations for the for the six month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009.

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

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $1,982,053 at September 30, 2008. The Company has a net loss of $54,590 for the six month period ended September 30, 2008.

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

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consist of the following at

	September 30, 2008	March 31, 2008
Accrued taxes	$4,800	$4,000
Accrued interest	193,652	128,915
Accrued legal and accounting	3,500	15,500
Accounts payable	22,432	27,665
	$224,384	$176,080

NOTE 5 NOTES PAYABLE

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended September 30, 2008 and 2007 was $660 and $660. Interest expense for the six month periods ended September 30, 2008 and 2007 was $1,320 and $1,320.	$27,000	$27,000

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

The Company has notes payable to related parties on September 30, 2008 and March 31, 2008 as follows:

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Notes payable to:
Anna Moras (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expenses for the quarters ended September 30, 2008 and 2007 on this note are $480 and $452, respectively. Interest expense for the six month periods ended September 30, 2008 and 2007 on this note was $953 and $898, respectively.	$14,652	$14,652

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expenses on this note for the quarters ended September 30, 2008 and 2007 are $5,267 and $4,893, respectively. Interest expense on this note for the six month periods ended September 30, 2008 and 2007 was $10,438 and 9,696, respectively
	$246,796	$244,396

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expenses on this note for the quarters ended September 30, 2008 and 2007 are $722 and $681, respectively. Interest expense on this note for the six month periods ended September 30, 2008 and 2007 was $1,434 and $1,352, respectively.	$35,755	35,755

Total notes payable – related parties	$297,203	$294,803

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $216,680 as of September 30, 2008 and March 31, 2008 as follows:

Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum.	$216,680	$222,668

Interest accrued for the three month periods ended September 30, 2008 and 2007, on the above note in the amounts of $3,647 and $2,747, respectively. Interest accrued for the six month periods ended September 30, 2008 and 2007, on the above note was $6,987 and $5,311, respectively.

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $113,086 as of September 30, 2008 and $109,642 as of March 31, 2008. The amount is interest free, unsecured and due on demand.

During the fiscal quarter ended September 30, 2008, the Company’s officers and directors did not charge for their services. Such contributed services were recorded as capital contribution in the amount of $5,499 as of September 30, 2008 which was determined based on the fair value of the services provided.

NOTE 7 CONCENTRATIONS OF CREDIT RISK

For the three month periods ended September 30, 2008 and 2007, revenue from one customer represented 0% and 100% of the Company’s total revenue. As of September 30, 2008, the receivable from this customer amounted to $0. There were no sales for the six month period ended September 30, 2008.

For the three month periods ended September 30, 2008 and 2007, the Company had one vendor who represented 0% and 100% of total purchases, respectively. Accounts payable balance outstanding as of September 30, 2008 and 2007 for this supplier was $0. There were no purchases or accounts payable balances for this supplier for the period ended September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2008 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – Second Quarter (“Q2”) of Fiscal 2009 Compared to Second Quarter (“Q2”) of Fiscal 2008

Operating Expenses

Operating expenses for Q2 2009 increased to $19,613 from $17,438 for Q2 2008. This increase in operating expenses is primarily due to an increase in professional fees of $11,929, an increase in consulting fees to related party of $300, offset by a decrease in other expenses of $3,539 and a decrease in salaries of $6,515.

Net Income (Loss)

The company had a net loss of $30,390 in Q2 2009 (no sales), as compared with a net loss of $26,871 in Q2 2008.

Balance Sheet Items

Our cash position decreased to $62 at September 30, 2008 (Q2 2009) by $136 from $198 at September 30, 2007 (Q2 2008).

Results of Operations – First Half of Fiscal Year 2009 Compared to First Half of Fiscal Year 2008.

Internet Infinity revenues for the first half of FY 2009 were $0, a decrease in revenues from $3,805 in the first half of FY 2008. The lack of sales was attributable to the change in our Company’s business eCommerce model and the lack of sales opportunities.

Cost of Sales - Gross Margin

Our cost of sales was $0 for the first half of FY 2009, a decrease of $3,044 from the first half of FY 2008, as the result of zero sales in FY 2009.

Operating Expenses

Operating expenses for the first half of FY 2009 decreased to $32,657 from $35,336 for the first half of FY 2008, or $2,679 decrease. This decrease in operating expenses is primarily due to an increase of $11,106 in professional fees, an increase in consulting fees to related party of $6,099 offset by a $12,849 decrease in salaries and a $7,034 decrease in miscellaneous expense.

Net Income (Loss)

We had net loss of $54,590 in the first half of FY 2009, as compared with a net loss of $53,951 in the first half of FY 2008. The net loss for the first half of 2009 is attributable to no sales.

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

Dated: November 19, 2008	INTERNET INFINITY, INC.

By	/s/ George Morris
George Morris, President and Chief
Executive Officer