Form 10-Q
period 2008-12-31
INTERNET INFINITY INC
filed 2009-02-23
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2008
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

INTERNET INFINITY, INC.

(Exact name of registrant as specified in its charter)

———————

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

such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

As of February 18, 2009, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):			Yes	✓	No

INTERNET INFINITY, INC.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 4.

Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

14

Item 6.

Exhibits

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Page
Balance Sheet (Unaudited) at December 31, 2008	4
Statements of Operations (Unaudited) for the Three Month and Nine Month Periods Ended December 31, 2008 and 2007	5
Statements of Cash Flows (Unaudited) for the Nine Month Periods Ended December 31, 2008 and 2007	6
Notes to Unaudited Financial Statements	7

INTERNET INFINITY, INC.

BALANCE SHEETS

ASSETS
	December 31, 2008	March 31, 2008
	(Unaudited)

CURRENT ASSETS
Cash & cash equivalents	$—	$990
Total assets	—	990

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	241,428	176,080
Note payable	27,000	27,000
Note payable - related parties	298,403	294,803
Due to officer	217,015	222,668
Due to related party	114,586	109,642
Total current liabilities	898,432	830,193

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized 28,718,780 issued and outstanding	28,719	28,719
Additional paid in capital	1,075,042	1,069,543
Accumulated deficit	(2,002,193)	(1,927,465)
Total stockholders' deficit	(898,432)	(829,203)

Total liabilities and stockholders' deficit	$—	$990

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

(Unaudited)

	For the Three Month Periods Ended December 31		For the Nine Month Periods Ended December 31
	2008	2007	2008	2007

Net revenues	$—	$—	$—	$3,805
Cost of revenues	—	—	—	3,044
Gross profit	—	—	—	761

Operating expenses
Professional fees	6,151	6,758	26,255	15,756
Salaries and related expenses	—	6,515	180	19,544
Consulting fees to related party	1,500	1,500	10,599	4,500
Others	1,499	4,853	4,774	15,161
Total operating expenses	9,150	19,626	41,808	54,961

Loss from operations	(9,150)	(19,626)	(41,808)	(54,200)

Other income (expense):
Interest expense	(10,989)	(9,593)	(32,122)	(28,169)

Loss before income taxes	(20,139)	(29,219)	(73,930)	(82,369)

Provision for income taxes	—	—	800	800

Net loss	$(20,139)	$(29,219)	$(74,730)	$(83,169)

Basic & diluted weighted average number of common stock outstanding	28,718,780	28,718,780	28,718,780	28,718,780

Basic & diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,730)	$(83,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital contribution via services provided	5,499	—
Increase in accounts payable and accrued expenses	65,349	29,448
Net cash used in operating activities	(3,882)	(53,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in due to related company	4,944	22,783
Proceeds from/(payment to) due to officer	(5,652)	26,680
Proceeds from notes payable - related party	3,600	3,600
Net cash provided by financing activities	2,892	53,063

NET DECREASE IN CASH & CASH EQUIVALENTS	(990)	(658)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	990	1,263

CASH & CASH EQUIVALENTS, ENDING BALANCE	$—	$605

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$3,000

Taxes paid	$—	$—

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

NOTE 2

BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by Internet Infinity Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2008, and the results of operations and cash flows for the related interim periods ended December 31, 2008 and 2007. The results of operations for the nine month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009.

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

INTERNET INFINITY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2

BASIS OF PRESENTATION AND BUSINESS (CONTINUED)

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

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

INTERNET INFINITY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2

BASIS OF PRESENTATION AND BUSINESS (CONTINUED)

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 3

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $2,002,193 at December 31, 2008. The Company has a net loss of $74,730 for the nine month period ended December 31, 2008.

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

NOTE 4

ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consist of the following at

	December 31, 2008	March 31, 2008
	(Unaudited)
Accrued taxes	$4,800	$4,000
Accrued interest	204,643	128,915
Accrued legal and accounting	7,000	15,500
Accounts payable	24,985	27,665
	$241,428	$176,080

INTERNET INFINITY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5

NOTES PAYABLE

	December 31, 2008	March 31, 2008
	(Unaudited)
Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended December 31, 2008 and 2007 was $660 and $660. Interest expense for the nine month periods ended December 31, 2008 and 2007 was $1,980 and $1,980.	$27,000	$27,000

NOTE 6

RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.10%
Morris & Associates, Inc.	71.30%
Morris Business Development Company	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties on December 31, 2008 and March 31, 2008 as follows:

	December 31, 2008	March 31, 2008
	(Unaudited)
Anna Moras (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expenses for the quarters ended December 31, 2008 and 2007 on this note are $487 and $459, respectively. Interest expense for the nine month periods ended December 31, 2008 and 2007 on this note was $1,440 and $1,368, respectively.	$14,652	$14,652

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expenses on this note for the quarters ended December 31, 2008 and 2007 are $5,364 and $4,984, respectively. Interest expense on this note for the nine month periods ended December 31, 2008 and 2007 was $15,802 and 14,052, respectively.	$247,996	$244,396

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expenses on this note for the quarters ended December 31, 2008 and 2007 are $732 and $691, respectively. Interest expense on this note for the nine month periods ended December 31, 2008 and 2007 was $2,164 and $2,043, respectively.	$35,755	$35,755

Total notes payable – related parties	$298,403	$294,803

INTERNET INFINITY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6

RELATED ENTITIES TRANSACTIONS (CONTINUED)

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $217,015 and $222,668 as of December 31, 2008 and March 31, 2008, respectively, as follows:

	December 31, 2008	March 31, 2008
	(Unaudited)
Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum.	$217,015	$222,668

Interest accrued for the three month periods ended December 31, 2008 and 2007, on the above note in the amounts of $3,745 and $3,615, respectively. Interest accrued for the nine month periods ended December 31, 2008 and 2007, on the above note was $10,914 and $10,454, respectively.

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $114,586 as of December 31, 2008 and $109,642 as of March 31, 2008. The amount is interest free, unsecured and due on demand.

During the nine month period ended December 31, 2008, the Company’s officers and directors did not charge for their services. Such contributed services were recorded as capital contribution in the amount of $5,499 as of December 31, 2008 which was determined based on the fair value of the services provided.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended December 31, 2008 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – Third Quarter (“Q3”) of Fiscal 2009 Compared to Third Quarter (“Q3”) of Fiscal 2008

Sales

Internet Infinity revenues for Q3 2009 were $0 as compared with revenues of $0 in Q3 2008. The Company is in a transition period seeking a merger.

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q3 2009, as compared to $0 for Q3 2008. The $0 is due to $0 sales.

Operating Expenses

Operating expenses for Q3 2009 decreased to $9,150 from $19,626 for Q3 2008. This decrease in operating expenses is primarily due to $0 sales with a decrease in salaries of $6,515, consulting expense of $607 and $3,354 for all other expenses. The interest expense increased $1,396.

Net Income (Loss)

The company had a net loss of $20,139 in Q3 2009 (no sales), as compared with a net loss of $29,219 in Q3 2008, due to reduced expenses.

Balance Sheet Items

Our cash position decreased to $0 at December 31, 2008 (Q3 2009) from $605 at December 31, 2007 (Q3 2008).

Results of Operations – First Nine Months of Fiscal Year 2009 Compared to First Nine Months of Fiscal Year 2008.

Internet Infinity revenues for the first nine months of FY 2009 were $0, a decrease in revenues from $3,805 in the first nine months of FY 2008. The lack of sales was attributable to the change in our Company’s business eCommerce model and the lack of sales opportunities.

Cost of Sales - Gross Margin

Our cost of sales decreased to $0 for the first nine months of FY 2009, as compared with $3,044 for the first nine months of FY 2008, as the result of zero sales in FY 2009.

Operating Expenses

Operating expenses for the first nine months of FY 2009 decreased to $41,808 from $54,961 for the first nine months of FY 2008. This decrease in operating expenses is primarily due to a decrease in salaries of $19,364 and a decrease in other expenses of $10,387 offset by an increase in professional fees of $10,499 and an increase of $6,099 in consulting. Interest expenses increased by $3,953.

Net Income (Loss)

We had net loss of $74,730 in the first nine months of FY 2009, as compared with a net loss of $83,169 in the first nine months of FY 2008. The net loss for the first nine months of 2009 is attributable to no sales.

Balance Sheet Items

Our cash position decreased to $0 at December 31, 2008 (Q3 2009) from $605 at December 31, 2007 (Q3 2008).

Liquidity

At December 31, 2008 we had a working capital deficit of $898,432 consisting of current assets totaling $0 and current liabilities totaling $898,432. The December 31, 2008 working capital deficit increased by $101,923 to $898,432 as compared to the December 31, 2007 working capital deficit balance of $796,509. The increase in the working capital deficit was primarily due to operating losses and an additional investment in cash from, and a reduction in loans payable to, George Morris, Chairman of our Company.

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

Item 6.

Exhibits

(a)

Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

Exhibit No.	Description
2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*
2.1	Plan of Merger (Internet Infinity - Delaware into Internet Infinity - Nevada)***
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

——————— * Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.
** Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.
*** Previously filed with Form 8-K Current Report March 14, 2005, Commission File No. 0-27633 incorporated herein.
+ Previously filed with Form 10-KSB; Commission File No. 0-27633 incorporated herein.
++ Previously filed with Form 8-K Current Report February 17, 2006; Commission File No. 0-27633 incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 20, 2009

INTERNET INFINITY, INC.

By:	/s/ GEORGE MORRIS
George Morris, President and Chief Executive Officer