Form 10-K/A
period 2007-03-31
INTERNET INFINITY INC
filed 2009-07-09
CIK 1020302

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

Transitional Small Business Disclosure Format (check one):  Yes  [    ]     No  [X]

TABLE OF CONTENTS

Item 8B	Other Information	26

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	26
	Compliance with Section 16(a) of the Exchange Act	27
	Audit Committee and Audit Committee Financial Expert	28
	Code of Ethics	28

Item 10	Executive Compensation	28
	Stock Options	29
	Employment Contracts	29

Item 11	Security Ownership of Certain Beneficial Owners and Management	29

Item 12	Certain Relationships and Related Transactions	30

Item 13	Exhibits	31

Item 14	Principal Accountant Fees and Services	32

Signatures		33

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

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

The Company has notes payable to related parties on March 31, 2007 as follows:

Notes Payable to:
Anna Moras (mother of the chairman of the Company), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the years ended March 31, 2007 and 2006 on this note are $1,718 and $1,618, respectively.	$14,652

Apple Realty, Inc. (related through common ownership), secured by assets of III, past due and payable upon demand. Interest shall accrue at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the years ended March 31, 2007 and 2006 are $18,337 and $16,938, respectively.	239,596

L&M Media, Inc. (related through common officer) – Accounts payable for purchases, converted in to a Note the three month period ended June 30, 2004. The Note is due on demand, unsecured and interest shall accrue at 6% per annum. Interest expense on this note for the years ended March 31, 2007 and 2006 are $2,585 and $2,435, respectively.	35,755

Total notes payable – related parties	$290,003

The Company has a payable to officer of $170,939 as of March 31, 2007 as per follows:

Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000. George Morris is the chairman of the Company. The Company has not made any principle payments to George Morris and is in default of this note.	Current	$92,473

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

Interest payable - Officer	Current	$15,032

Note payable – Officer Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principle payments to George Morris and is in default of this note.	Current	63,433

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

The net operating loss carryforward for federal and state income tax purposes of approximately $1,135,530 as of March 31, 2007.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

Deferred tax asset – net operating loss	$454,185
Less valuation allowance	(454,185)

Net deferred tax asset	$-

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

ITEM 8A.                  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.   The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and are designed to provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms.  Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

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

Name and Address	Number of Shares	Percent of Outstanding Shares
Apple Realty, Inc. and	3,034,482	10.6
Hollywood Riviera Studios (1)
413 Avenue G, #1
Redondo Beach, CA 90277

George Morris, Chairman/CFO	24,429,196(2)	85.1
413 Avenue G, #1
Redondo Beach, CA 90277

L&M Media, Inc. (1)	14,535,714	50.6
413 Ave G #1
Redondo Beach, CA 90277

Roger Casas, CEO/President	32,000	(3)
108 E. 228th St
Carson, CA 90745

Shirlene Bradshaw, Director	30,500	(3)
1900 W. Artesia #38
Gardena, CA 90745

Officers and Directors
as a group (3 persons)	24,491,696	85.1

(1)	The shares owned of record by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. are under the control of George Morris and are attributed to him.

(2)	Mr. Morris owns 6,859,000 shares of record and is attributed the shares owned by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc, which companies are under Mr. Morris’ control.

(3)	Less than 1 percent.

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

INTERNET INFINITY, INC.

DATED: July 7, 2009	By:	/s/ George Morris
George Morris, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: July 7, 2009	By:	/s/ George Morris
George Morris, Chief Executive Officer

DATED: July 7, 2009	By:	/s/ George Morris
George Morris, Chief Financial Officer, President and Director

DATED: July 7, 2009	By:	/s/ Shirlene Bradshaw
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