Form 10-K/A
period 2008-03-31
INTERNET INFINITY INC
filed 2009-07-09
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-K
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
Common Stock, $0.001 par value

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [   ]    No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [X]      No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

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
Smaller reporting company [X]

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

TABLE OF CONTENTS

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

George Morris is the chairman of the Board of directors of the Company.  As of March 31, 2008, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Internet Infinity, Inc. (The Company)	85.06%
Morris & Associates, Inc.	71.30%
Morris Business Development Company	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

Notes Payable to:
	3-31-08	3-31-07
Anna Moras (mother of the chairman of the Company), with interest at 6% per annum, due upon 90 days written notice. Interest expense for the years ended March 31, 2008 and 2007 on this note are $1,823 and $1,718, respectively.	$14,652	$14,652

Apple Realty, Inc. (related through common ownership), secured by assets of III, past due and payable upon demand. Interest shall accrue at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the years ended March 31, 2008 and 2007 are $19,757 and $18,337 respectively.	$244,396	$239,596

L&M Media, Inc. (related through common officer) - Accounts payable for purchases, converted in to a Note the three month period ended June 30, 2004. The Note is due on demand, unsecured and interest shall accrue at 6% per annum. Interest expense on this note for the years ended March 31, 2008 and 2007 are $2,743 and $2,585 respectively.	$35,755	$35,755

Total notes payable - related parties	$294,803	$290,003

The Company has a payable to officer as of March 31, 2008 and March 31, 2007 as follows:

		3-31-08	3-31-07
Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principle payments to George Morris and is in default of this note.	Current	$133,211	$92,473

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

Note payable – Officer Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principle payments to George Morris and is in default of this note	Current	$63,433	$63,433

Interest payable – Officer	Current	$26,024	$15,032
		$222,668	$170,939

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

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	03-31-2008	03-31-2007
Deferred tax asset – net operating loss	$501,995	$454,185
Less valuation allowance	(501,995)	(454,185)

Net deferred tax asset	$-	$-

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

		Percent of
	Number	Outstanding
Name andAddress	of Shares	Shares
Apple Realty, Inc. and
Hollywood Riviera Studios (1)	3,034,482	10.6
413 Avenue G, #1
Redondo Beach, CA 90277

George Morris, Chairman/CFO	24,429,196(2)	85.1
413 Avenue G, #1
Redondo Beach, CA 90277

L&M Media, Inc. (1)	14,535,714	50.6
413 Ave G #1
Redondo Beach, CA 90277

Roger Casas, CEO/President	32,000	(3)
108 E. 228th St
Carson, CA 90745

Shirlene Bradshaw, Director	30,500	(3)
1900 W. Artesia #38
Gardena, CA 90745

Officers and Directors
as a group (3 persons)	24,491,696	85.1

(1)	The shares owned of record by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. are under the control of George Morris and are attributed to him.

(2)	Mr. Morris owns 6,859,000 shares of record and is attributed the shares owned by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc, which companies are under Mr. Morris’ control.

(3)	Less than 1 percent.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

DATED: July 7, 2009	INTERNET INFINITY, INC.

	By:	/s/ George Morris
George Morris, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: July 7, 2009	/s/ George Morris
George Morris, Chief Executive Officer

DATED: July 7, 2009	/s/ George Morris
George Morris, Chief Financial Officer,
President and Director

DATED: July 7, 2009	/s/ Shirlene Bradshaw
Shirlene Bradshaw, Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

AMENDMENT NO. 2 TO FORM 10-K
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