Form 10-K
period 2009-03-31
INTERNET INFINITY INC
filed 2009-07-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

OR

[ ] TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

INTERNET INFINITY, INC.
(Exact name of registrant as specified in its charter)

Nevada	0-27633	95-4679342
(state of	(Commission File Number)	(IRS Employer
incorporation)		I.D. Number)

413 Avenue G, #1
Redondo Beach, CA 90277
(310) 493-2244

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

State issuer’s revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the 4,221,084 voting and non-voting common equity held by non-affiliates computed by reference to the $0.0103 average bid and asked price of such common equity, as of July 6, 2009:  $43,477.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]     No  [   ]

As of July 6, 2009, there were 28,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

Today, a company merger partner is being sought as another potential avenue for revenue growth.  We had no revenue last year due to a serious accident that took our chairman and president, George Morris, out for over one year.  However, there is no assurance that the singles project or a merger can or will be successful at any time.

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

Dependence on Major Customers

With no large customer sales for fiscal 2009, our company will most likely discontinue all sales operations.  Revenue for Internet Infinity has gone to zero with no merger or alternative business found.

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

Employees

We employ no persons full or part time and have only two part-time independent contractors.

New Products & Services

No new products or services are planned.

ITEM 2.           PROPERTIES.

Our one part-time  person requires less than 100 square feet of office space provided by our Chairman George Morris with utilities for the operation.  Storage of our records and accounting documents are provided by George Morris and public storage.

ITEM 3.           LEGAL PROCEEDINGS.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders of our company during FY 2009 through the solicitation of proxies or otherwise.

PART II

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

The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

		High	Low
FY 2008	1st Qtr.	0.03	0.03
	2nd Qtr.	0.03	0.02
	3rd Qtr.	0.02	0.01
	4th Qtr.	0.01	0.01

FY 2009	1st Qtr.	0.01	0.00
	2nd Qtr.	0.02	0.00
	3rd Qtr.	0.01	0.003
	4th Qtr.	0.01	0.00

On July 6, 2009 there were 28,718,780 shares of common stock outstanding. No shares are subject to securities convertible into such shares of stock.

Holders.  On July 6, 2009 there were approximately 230 holders of record of our common stock.  Some 2,308,564 shares of common stock are held in brokerage accounts under the record name of “Cede & Co.”

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

Reports to Security Holders.

We file reports with the Securities and Exchange Commission.  These reports are annual 10-K, quarterly 10-Q and periodic 8-K reports.  We will furnish stockholders with annual reports containing financial statements audited by independent certified public accountants and such other periodic reports as we may deem appropriate or as required by law.  The public may read and copy any materials we file with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Internet Infinity is an electronic filer, and the SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The address of such site is http://www.sec.gov.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Financial Statements."

Results of Operations

The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2009 and March 31, 2008.

	Years Ended 3-31
	2009	2008

Sales	100.0%	100.0%
Cost of sales	80.0	80.0
Gross margin	20.0	20.0
Selling, general and
administrative
expenses	(6348.4)	(2164.0)
Interest income (expense)	(4328.7)	(997.5)
Net income (loss) before
income taxes	(1075.3)	(3141.0)

Sales

Sales decreased by $3,805 from $3,805 in the fiscal year ended March 31, 2008 to $0 in the fiscal year ended March 31, 2009, a decrease of 100 percent.  The decrease in sales was attributable primarily to a lack of orders from all of our customers due to competition.

Gross Margin

Gross margin decreased by 100 percent in fiscal year 2009 to $0 from fiscal year 2008.  The decrease in gross margin was attributable to lack of orders.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $18,870 from $82,334, in fiscal year 2008, to $63,464 in fiscal year 2009.  A breakdown of the changes is:

•	Consulting fees to related party increased very little to $11,241 in fiscal year 2009 from $9,867 in 2008

•	Professional fees increased to $46,066 in fiscal year 2009 from $33,761 in 2008

•	Other expenses decreased to $6,157 in fiscal year 2009 from $16,750 in 2008 due to lower sales.

•	Salaries and related expense decreased from $21,956 for 2008 to $0 in 2009.

Net Profit (Loss)

We had a net loss from operations, after a provision for income taxes, in the fiscal year ended March 31, 2009 of $107,530, or $0.004 a share of our common stock.  In the fiscal year ended March 31, 2008 we had a net loss, after a provision for income taxes, of $115,860, or $0.004 a share of common stock.  The loss decreased primarily due to a reduction in sales.

Balance Sheet Items

The net loss of $107,530 for the fiscal year ended March 31, 2009 increased the retained earnings deficit from $1,927,465 on March 31, 2008 to $2,034,992 on March 31, 2009.  Our cash position decreased from $990 for the fiscal year ended March 31, 2008 to $0 for the fiscal year ended March 31, 2009.  Accounts receivable net of allowance for doubtful accounts from non-affiliates remains unchanged at $0 at the end of fiscal year 2009 and 2008, while inventory remained unchanged at zero for the fiscal year ended March 31, 2009 and 2008.

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

ITEM 8.          FINANCIAL STATEMENTS.

Page

Report of Independent Registered Public Accounting Firm	8
Balance Sheet at March 31, 2009 and 2008	9
Statement of Operations for the Years Ended March 31,
2009 and 2008	10
Statement of Stockholders’ Deficit for the Years Ended March 31,
2009 and 2008	11
Statement of Cash Flows for the Years Ended March 31,
2009 and 2008	12
Notes to Financial Statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Internet Infinity, Inc.

We have audited the accompanying balance sheets of Internet Infinity, Inc. as of March 31, 2009 and 2008, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc. as of March 31, 2009 and 2008, and the results of its operations and cash flows for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,034,994 at March 31, 2009 including a net loss of $107,528 during the year ended March 31, 2009. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
July 2, 2009

INTERNET INFINITY, INC.
BALANCE SHEETS

ASSETS
	March 31,
	2009	2008

CURRENT ASSETS
Cash & cash equivalents	$-	$990
Total assets	-	990

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$231,363	$176,080
Note payable	27,000	27,000
Note payable - related parties	407,622	294,803
Due to officer	258,038	222,668
Due to related party	7,209	109,642
Total current liabilities	931,232	830,193

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding at March 31, 2009 & 2008, respectively	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
28,718,780 shares issued and outstanding at March 31, 2009 & 2008, respectively	28,719	28,719
Additional paid in capital	1,075,042	1,069,543
Accumulated deficit	(2,034,994)	(1,927,465)
Total stockholders' deficit	(931,233)	(829,203)

Total liabilities and stockholders' deficit	$-	$990

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2009	2008

Net revenues	$-	$3,805
Cost of revenues	-	3,044
Gross profit	-	761

Operating expenses
Professional fees	46,065	33,761
Salaries and related expenses	180	21,956
Consulting fees to related party	11,242	9,867
Others	5,976	16,750
Total operating expenses	63,462	82,334

Loss from operations	(63,462)	(81,573)

Other income (expense):
Interest expense	(43,266)	(37,954)

Loss before income taxes	(106,728)	(119,527)

Provision for income taxes	800	-

Net loss	$(107,528)	$(119,527)

Basic & diluted weighted average number of
common stock outstanding	28,718,780	28,718,780

Basic & diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	Common stock				Total
	Number of		Additional	Accumulated	stockholders'
	shares	Amount	paid in capital	deficit	deficit
Balance as of March 31, 2006	18,718,780	$18,719	$825,877	$(1,677,595)	$(832,999)

Shares issued part for debt settlement and part for cash	10,000,000	10,000	240,000	-	250,000

Net loss for the year	-	-	-	(130,344)	(130,344)

Balance as of March 31, 2007	28,718,780	28,719	1,065,877	(1,807,939)	(713,343)

Capital contribution	-	-	3,667	-	3,667

Net loss for the year	-	-	-	(119,527)	(119,527)

Balance as of March 31, 2008	28,718,780	28,719	1,069,543	(1,927,466)	(829,203)

Capital contribution	-	-	5,499	-	5,499

Net loss for the year	-	-	-	(107,528)	(107,528)

Balance as of March 31, 2009	28,718,780	$28,719	$1,075,042	$(2,034,994)	$(931,233)

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,528)	$(119,527)
Adjustments to reconcile net loss to net cash used in
operating activities:
Capital contribution via services provided	5,499	3,667
Increase in accounts payable and accrued expenses	55,281	32,662
Net cash used in operating activities	(46,747)	(83,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related company	(102,433)	26,395
Increase (decrease) in due to officer	35,370	51,729
Proceeds from notes payable - related party	112,820	4,800
Net cash provided by financing activities	45,758	82,924

NET DECREASE IN CASH & CASH EQUIVALENTS	(990)	(274)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	990	1,263

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$990

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$-

Taxes paid during the year	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1                      ORGANIZATION

Internet Infinity, Inc. (III or “the Company”) was incorporated in the State of Delaware on October 27, 1995.  III was in the business of distribution of electronic media duplication services and electronic blank media.  The Company was re-incorporated in Nevada on December 17, 2004.  The Company is currently seeking an acquisition or merger to redirect the structure and management to new profitable activities.

NOTE 2                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

Reclassifications

Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

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

 The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  For the years ended March 31, 2009 and 2008, such differences were insignificant.

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

Recent Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its results of operations or consolidated financial position.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or financial position.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2009 and 2008, respectively.

	2009	2008
Accounts Payable	$25,516	$27,665
Accrued taxes	4,800	4,000
Accrued accounting	26,000	15,500
Accrued interest	175,047	128,915
	$231,363	$176,080

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and has an accumulated deficit of  $2,034,994 and $1,927,465 at March 31, 2009 and 2008 respectively.  The Company incurred net losses of $107,528 and $119,527 for the years ended March 31, 2009 and 2008, respectively.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and potential merger or acquisition candidates to redirect the structure and management to new profitable activities. The Company is also seeking  strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4                      NOTES PAYABLE

	March 31, 2009	March 31, 2008
Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the year ended March 31, 2009 and 2008 was $2,640 and $2,640.	$27,000	$27,000

NOTE 5                      RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.06%
Morris & Associates, Inc.	71.30%
Electronic Media Central, Corp.	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties on March 31, 2009 and March 31, 2008 as follows:

	March 31, 2009	March 31, 2008
Anna Moras (mother of George Morris), with interest at 6% per annum, unsecured and due upon 90 days written notice. Interest expense for the years ended March 31, 2009 and 2008 on this note are $1,934 and $1,823, respectively.	$14,652	$14,652
Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the years ended March 31, 2009 and 2008 are $21,264 and $19,757, respectively.	$357,215	$244,396
L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expense on this note for the years ended March 31, 2009 and 2008 are $2,908 and $2,743, respectively.	$35,755	$35,755

Total notes payable – related parties	$407,622	$294,803

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

		For the Year Ended March 31,
		2009	2008
The Company has a payable to officer as follows: Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principle payments to George Morris and is in default of this note.	Current	$154,046	$133,211

Note payable – Officer Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principle payments to George Morris and is in default of this note	Current	63,433	63,433

Interest payable – Officer	Current	40,559	26,024

		$258,038	$222,668

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of March 31, 2009 and $109,642 as of March 31, 2008, respectively.  The amount is interest free, unsecured and due on demand.

During the year ended March 31, 2009, the Company’s officers and directors did not charge for their services. Such contributed services were recorded as capital contribution in the amount of $5,499 as of March 31, 2009 which was determined based on the fair value of the services provided.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company paid $11,242 consulting fees to parties related through common shareholder and officer of the Company for the year ended March 31, 2009.

NOTE 6                      INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2009 and 2008, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately $1,362,585 and $1,255,507 as of March 31, 2009 and 2008 respectively

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	03/31/2009	03/31/2008
Deferred tax asset – net operating loss	$545,007	$501,995
Less valuation allowance	(545,007)	(501,995)

Net deferred tax asset	$-	$-

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2009	March 31, 2008
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	2009	2008
Current tax expense:
Federal	$-	$-
State	800	800
Total current	$800	$800

Deferred tax credit:
Federal	$36,560	$40,639
State	6,452	7,172
Total deferred	$43,011	$47,811
Less: valuation allowance	(43,011)	(47,811)
Net deferred tax credit	-	-

Tax expense	$800	$800

NOTE 7                      STOCK OPTIONS

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

For the years ended March 31, 2009, and 2008, the Company granted no options.

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

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2009 that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2009, the directors' terms of office and the period each director has served are set forth in the following table:

Person	Positions and Officers	Since	Expires
George Morris, 69	Chairman of the Board of Directors – President, Chief Executive Officer and Chief Financial Officer	1996	2010

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

ITEM 11.	EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

George Morris, Chairman, CEO and CFO	FY 2009	$2,000	0	0	$2,000
	FY 2008	$2,000	0	0	$2,000

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

Compensation of Directors

The directors of Internet Infinity received the following compensation in FY 2009 for their services as directors.

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

The table below sets forth, as of July 6, 2009 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

		Percent of
	Number	Outstanding
Name and Address	of Shares	Shares

Apple Realty, Inc. and
Hollywood Riviera Studios (1)	3,034,482	10.6
413 Avenue G, #1
Redondo Beach, CA 90277

George Morris, Chairman/CFO	24,429,196(2)	85.1
413 Avenue G, #1
Redondo Beach, CA 90277

L&M Media, Inc. (1)	14,535,714	50.6
413 Ave G #1
Redondo Beach, CA 90277

Officers and Directors
as a group (1 person)	24,429,196	85.1

(1)	The shares owned of record by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. are under the control of George Morris and are attributed to him.

(2)	Mr. Morris owns 6,859,000 shares of record and is attributed the shares owned by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc, which companies are under Mr. Morris’ control.

(3)	Less than 1 percent.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Fiscal Year ended March 31, 2009	$15,500
Fiscal Year ended March 31, 2008	$26,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2009	$-0-
Fiscal Year ended March 31, 2008	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2009	$-0-
Fiscal Year ended March 31, 2008	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2009	$-0-
Fiscal Year ended March 31, 2008	$-0-

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

INTERNET INFINITY, INC.

DATED: July 13, 2009	By:	/s/ George Morris
George Morris, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: July 13, 2009	/s/ George Morris
George Morris, Chief Executive Officer

DATED: July 13, 2009	/s/ George Morris
George Morris, Chief Financial Officer, President and Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2009

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