Form 10-Q
period 2009-06-30
INTERNET INFINITY INC
filed 2009-08-19
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File No. 0-27633

INTERNET INFINITY, INC.
(Exact name of registrant as specified in its charter)

State of Incorporation:  Nevada
IRS Employer I.D. Number:  95-4679342

413 Avenue G, # 1
Redondo Beach, California 90277
Telephone 310-493-2244
(Address and telephone number of registrant’s principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [  ]                                                                         Accelerated filer [  ]
Non-accelerated filer [  ]                                                                           Smaller reporting company [X]

As of August 18, 2009, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

Transitional Small Business Disclosure Format (check one):  Yes [  ]No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

Page

Balance Sheet (Unaudited) at June 30, 2009	4

Statements of Operations (Unaudited)
for the Three Month Periods Ended
June 30, 2009 and 2008	5

Statements of Cash Flows (Unaudited) for the
Three Month Periods Ended June 30, 2009 and 2008	6

Notes to Unaudited Financial Statements	7

INTERNET INFINITY, INC.
BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30, 2009	March 31, 2009

CURRENT ASSETS
Cash & cash equivalents	$-	$-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	247,354	231,363
Note payable	27,000	27,000
Note payable - related parties	408,822	407,622
Due to officer	261,908	258,038
Due to related party	8,109	7,209
Total current liabilities	953,193	931,232

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
28,718,780 issued and outstanding	28,719	28,719
Additional paid in capital	1,075,042	1,075,042
Accumulated deficit	(2,056,954)	(2,034,993)
Total stockholders' deficit	(953,193)	(931,232)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED June 30, 2009 and 2008
(Unaudited)

	For the Three Month Periods
		Ended June 30
	2009	2008

Net revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Professional fees	6,074	3,893
Salaries and related expenses	-	180
Consulting fees to related party	900	7,299
Others	1,200	1,672
Total operating expenses	8,174	13,044

Loss from operations	(8,174)	(13,044)

Other income (expense):
Interest expense	(12,988)	(10,356)

Loss before income taxes	(21,162)	(23,400)

Provision for income taxes	(800)	(800)

Net loss	$(21,962)	$(24,200)

Basic & diluted weighted average number of
common stock outstanding	28,718,780	28,718,780

Basic & diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,962)	$(24,200)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Capital contribution via services provided	-	5,499
Increase in accounts payable and accrued expenses	15,990	25,302
Increase in due to related company	-	1,094
Net cash provided by (used in) operating activities	(5,972)	7,695

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in due to related company	900	(8,874)
Proceeds from due to officer	3,870	-
Proceeds from notes payable - related party	1,201	1,200
Net cash provided by (used in) financing activities	5,972	(7,674)

NET DECREASE IN CASH & CASH EQUIVALENTS	-	22

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	990

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$1,012
	(39,721)
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Internet Infinity, Inc. (III or “the Company”) was incorporated in the State of Delaware on October 27, 1995. III is in the business of distribution of electronic media replication services and the creation of replication masters. The Company was re-incorporated in Nevada on December 17, 2004.

NOTE 2	BASIS OF PRESENTATION AND BUSINESS

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10. The results of the three month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

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

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management does not believe the effect of this pronouncement on financial statements will have a material effect.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after January 1, 2009.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $2,056,954 at June 30, 2009, and its total liabilities exceeds its total assets by $953,193.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing the new business development company activities and additional funding from strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 4	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consist of the following at

	June 30, 2009	March 31, 2009

Accrued taxes	$5,600	$4,800
Accrued interest	184,165	175,047
Accrued accounting	29,680	26,000
Accounts payable	27,909	25,516
	$247,354	$231,363

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5	NOTES PAYABLE

	June 30, 2009	March 31, 2009

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended June 30, 2009 and 2008 was $660 and $660.	$27,000	$27,000

NOTE 6	RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.10%
Morris & Associates, Inc.	71.30%
Morris Business Development Company	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties on June 30, 2009 and March 31, 2009 as follows:

	June 30, 2009	March 31, 2009

Anna Moras (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expenses for the quarters ended June 30, 2009 and March 31, 2009 on this note are $502 and $495, respectively.	$14,652	$14,652

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expenses on this note for the quarters ended June 30, 2009 and March 31, 2009 are $7,182 and $5,462, respectively.	358,415	357,215

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expenses on this note for the quarters ended June 30, 2009 and March 31, 2009 are $754 and $743, respectively.	35,755	35,755

Total notes payable – related parties	$408,822	$407,622

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $261,908 and $258,038 as of June 30, 2009 and March 31, 2009, respectively, as follows:

	June 30, 2009	March 31, 2009

Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum.	$261,908	$258,038

Interest accrued for the three month periods ended June 30, 2009 and March 31, 2009, on the above note in the amounts of $3,893 and $3,831, respectively. Total interest payable for the quarters ended June 30, 2009 and March 31, 2009 on this note are $44,661 and $40,768 respectively have been included in the financial statements.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $8,109 as of June 30, 2009 and $7,209 as of March 31, 2009. The amount is interest free, unsecured and due on demand.

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the three months period ended June  30, 2009 and year ended  March 31, 2009, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately $1,384,547 and $1,362,585 as of June 30, 2009 and March 31, 2009 respectively.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	June 2009	March 2009
Deferred tax asset – net operating loss	$553,791	$545,007
Less valuation allowance	(553,791)	(545,007)

Net deferred tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2009	March 31, 2009
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Income tax expense consisted of the following:

	June 2009	March 2009
Current tax expense:
Federal	$-	$-
State	800	800
Total current	$800	$800

Deferred tax credit:
Federal	$7,467	$36,560
State	1.318	6,452
Total deferred	$8,785	$43,011
Less: valuation allowance	(8,785)	(43,011)
Net deferred tax credit	-	-

Tax expense	$800	$800

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2009 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See “Item 1.  Financial Statements.”  The discussion includes management’s expectations for the future.

Results of Operations – First Quarter of (“Q1”) Fiscal 2010 Compared to First Quarter (“Q1”) of Fiscal 2009

Sales

Internet Infinity revenues for Q1 2010 were $0, as compared with revenues of $0 in Q1 2009.  This inability to increase revenues is attributable to the slowing economy and foreign competition.

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q1 2010, as compared to $0 for Q1 2009 since there were no sales.

Operating Expenses

Operating expenses for Q1 2010 decreased to $8,174 from $13,044 for Q1 2009.  This decrease in operating expenses is primarily due to a decrease in operating activity.

Net Income (Loss)

The company had a net loss of $8,174 from operations in Q1 2010, as compared with a net loss of $13,044 from operations in Q1 2009.  Overall, we had net loss after taxes including interest expense of $21,962 for Q1 2010 compared to $24,200 for Q1 of 2009.

Balance Sheet Items

Our cash position decreased to $0 at June 30, 2009 (Q1 2010) by from $1,012 at June 30, 2008 (Q1 2009).

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

*Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633incorporated herein.

**Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission FileNo. 0-27633 incorporated herein.

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

INTERNET INFINITY, INC.

Dated: August 19, 2009	By:	/s/ George Morris
George Morris, Chief Executive Officer