Form 10-Q/A
period 2009-06-30
INTERNET INFINITY INC
filed 2009-08-24
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q
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

INTERNET INFINITY, INC.

Dated: August 20, 2009	By:	/s/ George Morris
George Morris, Chief Executive Officer