Form 10-Q
period 2009-09-30
SHAWNEE ENERGY, INC.
filed 2009-11-23
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File No. 0-27633

SHAWNEE ENERGY, INC.
(Exact name of registrant as specified in its charter)

State of Incorporation:  Nevada
IRS Employer I.D. Number:  95-4679342

413 Avenue G, # 1
Redondo Beach, California 90277
Telephone 310-493-2244

(Address and telephone number of registrant’s principal
executive offices and principal place of business)

INTERNET INFINITY, INC.
(former name, if changed since last report)

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

As of November 18, 2009, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Page

Balance Sheets (Unaudited) at September 30, 2009	4
Statements of Operations (Unaudited)
for the Three Month and Six Month Periods Ended September 30, 2009 and 2008	5
Statements of Cash Flows (Unaudited) for the
Six Month Periods Ended September 30, 2009 and 2008	6
Notes to Unaudited Financial Statements	7

SHAWNEE ENERGY, INC.
(FORMERLY KNOWN AS INTERNET INFINITY, INC.)
BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	March 31, 2009
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$50	$-
Accounts Receivable, Net	6,000	-
Total assets	6,050	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$329,313	$231,363
Note payable	27,000	27,000
Note payable - related parties	410,022	407,622
Due to officer	219,529	258,038
Due to related party	7,209	7,209
Total current liabilities	993,073	931,232

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
28,718,780 shares issued and outstanding	28,719	28,719
Additional paid in capital	1,075,042	1,075,042
Accumulated deficit	(2,090,784)	(2,034,993)
Total stockholders' deficit	(987,023)	(931,232)

Total liabilities and stockholders' deficit	$6,050	$-

The accompanying notes are an integral part of these unaudited financial statements.

SHAWNEE ENERGY, INC.
(FORMERLY KNOWN AS INTERNET INFINITY, INC.)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2009 & 2008
(UNAUDITED)

	For the Three Month Periods Ended September 30,		For the Six Month Periods Ended September 30,
	2009	2008	2009	2008

Net revenues	$9,000	$-	$9,000	$-
Cost of revenues	1,800	-	1,800	-
Gross profit	7,200	-	7,200	-

Operating expenses
Professional fees	23,935	16,211	30,009	20,104
Salaries and related expenses	-	-	-	180
Consulting fees to related party	-	1,800	900	9,099
Others	3,920	1,603	5,120	3,275
Total operating expenses	27,855	19,614	36,029	32,658

Loss from operations	(20,655)	(19,614)	(28,829)	(32,658)

Other income (expense):
Interest expense	13,173	10,776	26,161	21,132
Loss before income taxes	(33,828)	(30,390)	(54,990)	(53,790)

Provision for income taxes	-	-	800	800

Net loss	$(33,828)	$(30,390)	$(55,790)	$(54,590)

Basic & diluted weighted average number of
common stock outstanding	28,718,780	28,718,780	28,718,780	28,718,780

Basic & diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

SHAWNEE ENERGY, INC.
(FORMERLY KNOWN AS INTERNET INFINITY, INC.)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,790)	$(54,590)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Capital contribution via services provided	-	5,499
(Increase) in accounts receivable	(6,000)	-
Increase in accounts payable and accrued expenses	97,949	48,306
Increase in due to related company	-	3,444
Net cash provided by operating activities	36,159	2,659

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to officer	(38,509)	(5,987)
Proceeds from notes payable - related party	2,400	2,400
Net cash used in financing activities	(36,109)	(3,587)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	50	(928)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	990

CASH & CASH EQUIVALENTS, ENDING BALANCE	$50	$62

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SHAWNEE ENERGY, INC.
(formerly known as Internet Infinity, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Internet Infinity, Inc. (III) was incorporated in the State of Delaware on October 27, 1995. III was re-incorporated in Nevada on December 17, 2004. On September 18, III filed its Certificate of Amendment to Articles of Incorporation.  This amendment changed the name of the corporation to Shawnee Energy, Inc. (the Company) effective September 21, 2009. The Company is in the business of creating internet marketing strategies and supporting management in the plan and design of social marketing networks and distribution of electronic media services through replication and the creation of replication masters.

NOTE 2	BASIS OF PRESENTATION AND BUSINESS

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10. The results of the six month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

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

SHAWNEE ENERGY, INC.
(formerly known as Internet Infinity, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

Revenue Recognition

During the three months and the six months ended September 30, 2009, the Company began to assist More American Jobs, from which the CEO of the Company holds minority interest, in developing its website, social network, marketing strategies and public relations. Revenue was recognized on a monthly basis when the service was performed and billed to the customer, and the collectability of accounts receivable was reasonably assured. During the three months and the six months ended September 30, 2009, the Company generated $9,000 as revenue and recorded accounts receivable at $6,000 (net of bad debt allowance of $3,000).

Recent Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

SHAWNEE ENERGY, INC.
(formerly known as Internet Infinity, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $2,090,784 at September 30, 2009, and its total liabilities exceed its total assets by $987,023.

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

SHAWNEE ENERGY, INC.
(formerly known as Internet Infinity, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consist of the following at

	September 30, 2009	March 31, 2009

Accrued taxes	$5,600	$4,800
Accrued interest	241,767	175,047
Accrued accounting	32,680	26,000
Accounts payable	49,266	25,516
	$329,313	$231,363

NOTE 5	NOTES PAYABLE

	September 30, 2009	March 31, 2009

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the six month periods ended September 30, 2009 and 2008 was $990 and $990.	$27,000	$27,000

NOTE 6	RELATED ENTITIES TRANSACTIONS
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

SHAWNEE ENERGY, INC.
(formerly known as Internet Infinity, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has notes payable to related parties on September 30, 2009 and March 31, 2009 as follows:

	September 30,	March 31,
	2009	2009

Anna Moras (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expenses for the six months ended September 30, 2009 and 2008 on this note are $1,012 and $953, respectively.	$14,652	$14,652

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expenses on this note for the six months ended September 30, 2009 and 2008 are $14,490 and $10,438, respectively.	359,615	357,215

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expenses on this note for the six months ended September 30, 2009 and 2008 are $1,522 and $1,434, respectively.	35,755	35,755

Total notes payable – related parties	$410,022	$407,622

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

SHAWNEE ENERGY, INC.
(formerly known as Internet Infinity, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $219,529 and $258,038 as of September 30, 2009 and March 31, 2009, respectively, as follows:

	September 30, 2009	March 31, 2009

Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum.	$219,529	$258,038

Interest accrued for the six month periods ended September 30, 2009 and 2008, on the above note in the amounts of $7,830 and $3,647, respectively. Total interest payable at September 30, 2009 and March 31, 2009 on this note are $48,358 and $40,558 respectively have been included in the financial statements.

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $7,209 as of September 30, 2009 and $7,209 as of March 31, 2009. The amount is interest free, unsecured and due on demand.

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the six months period ended September  30, 2009 and year ended March 31, 2009, since the Company had significant net operating loss. The net operating loss carry forwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry forward for federal and state income tax purposes of approximately $1,418,375 and $1,362,585 as of September 30, 2009 and March 31, 2009 respectively.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

SHAWNEE ENERGY, INC.
(formerly known as Internet Infinity, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	September 30, 2009	March 31, 2009
Deferred tax asset – net operating loss	$567,323	$545,007
Less valuation allowance	(567,323)	(545,007)

Net deferred tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2009	March 31, 2009
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	September 30, 2009	March 31, 2009
Current tax expense:
Federal	$-	$-
State	800	800
Total current	$800	$800

Deferred tax credit:
Federal	$18,969	$36,560
State	3,347	6,452
Total deferred	$22,316	$43,011
Less: valuation allowance	(22,316)	(43,011)
Net deferred tax credit	-	-

Tax expense	$800	$800

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the six-month period ended September 30, 2009 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See “Item 1.  Financial Statements.”  The discussion includes management’s expectations for the future.

Results of Operations – Second Quarter (“Q2”) of Fiscal 2010 Compared to Second Quarter (“Q2”) of Fiscal 2009

Operating Revenue

Operating revenue for Q2 2010 increased to $9,000 from $0 for Q2 2009.  This increase in operating revenue is primarily due to providing continuing Internet and social network marketing services to clients.

Operating Expenses

Operating expenses for Q2 2010 increased to $27,855 from $19,613 for Q2 2009.  This increase in operating expenses is primarily due to overhead associated  with revenue generation.

Net Income (Loss)

The company had a net loss of $33,828 in Q2 2010, as compared with a net loss of $30,390 in Q2 2009.  This increase was due to primarily to a $7,724 increase in professional legal and accounting fees for business development.

Balance Sheet Items

Our cash position decreased to $50 at September 30, 2009 (Q2 2010) by $12 from $62 at September 30, 2008 (Q2 2009).

Results of Operations – First Half of Fiscal Year 2010 Compared to First Half of Fiscal Year 2009

Internet Infinity revenues for the first half of FY 2010 were $9,000, an increase in revenues from $0 in the first half of FY 2009.  The lack of sales was attributable to the change in our Company’s business eCommerce model and the lack of sales opportunities.  The Company is now providing some Internet and social marketing services to a startup company “More American Jobs” (“MAJ”) in which our CEO George Morris has a minority interest through Morris Business Development Company and Patrick Howell is President and holds the single largest ownership interest of More American Jobs.

Cost of Sales - Gross Margin

Our cost of sales was $1,800 for the first half of FY 2010, an increase of $1,800 from the first half of FY 2009 amount of $0.

Operating Expenses

Operating expenses for the first half of FY 2010 increased to $36,029 from $32,658 for the first half of FY 2009, or a $3,371 increase.  This increase in operating expenses is primarily due to an increase of $9,905 in professional fees, a decrease in consulting fees to related party of $8,199 offset by a $180 decrease in salaries and a $1,845 increase in other expenses.

Net Income (Loss)

We had net loss of $55,790 in the first half of FY 2010, as compared with a net loss of $54,590 in the first half of FY 2009.  The net loss for the first half of 2010 is attributable to new business development costs for the Company.

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

3	Articles of Incorporation of Internet Infinity, Inc.*

3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*

3.2	Bylaws of Internet Infinity, Inc.*

3.3	Corporate Charter and Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation***

3.4	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++

3.5	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation+++

10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*

10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*

10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*

10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**

14	Code of Ethics for CEO and Senior Financial Officers+

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633incorporated herein.

**Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission FileNo. 0-27633 incorporated herein.

***Previously filed with Form 8-K Current Report March 14, 2005, Commission File No. 0-27633 incorporated herein.

+Previously filed with Form 10-KSB; Commission File No. 0-27633 incorporated herein.

++Previously filed with Form 8-K Current Report February 17, 2006; Commission File No. 0-27633 incorporated herein.

+++Previously filed with Form 8-K Current Report September 21, 2009; Commission File No. 0-27633 incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SHAWNEE ENERGY, INC.

Dated: November 20, 2009	By:	/s/ George Morris
George Morris, Chief Executive Officer