Form 10-Q
period 2009-12-31
INTERNET INFINITY, INC.
filed 2010-02-19
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR
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

SHAWNEE ENERGY, INC.
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

As of February 16, 2010, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [  ]

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Page
Balance Sheets (Unaudited) at December 31, 2009	4
Statements of Operations (Unaudited) for the Three Month and Nine Month Periods Ended December 31, 2009 and 2008	5
Statements of Cash Flows (Unaudited) for the Nine Month Periods Ended December 31, 2009 and 2008	6
Notes to Unaudited Financial Statements	7

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
BALANCE SHEETS
(UNAUDITED)

	December 31, 2009	March 31, 2009
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$172	$-
Accounts receivable, Net	600	-
Total assets	$772	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$347,566	$231,363
Note payable	27,000	27,000
Note payable - related parties	411,400	407,622
Due to officer	216,709	258,038
Due to related party	7,209	7,209
Total current liabilities	1,009,884	931,232

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
28,718,780 shares issued and outstanding	28,719	28,719
Additional paid in capital	1,075,042	1,075,042
Accumulated deficit	(2,112,873)	(2,034,993)
Total stockholders' deficit	(1,009,112)	(931,232)
Total liabilities and stockholders' deficit	$772	$-

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 2009 & 2008
(UNAUDITED)

	For the Three Month Periods Ended December 31,		For the Nine Month Periods Ended December 31,
	2009	2008	2009	2008

Net revenues	$600	$-	$9,600	$-
Cost of revenues	60	-	1,860	-
Gross profit	540	-	7,740	-

Operating expenses
Professional fees	4,860	6,151	34,869	26,255
Salaries and related expenses	-	-	-	180
Consulting fees to related party	-	1,500	900	10,599
Others	3,878	1,499	8,998	4,774
Total operating expenses	8,738	9,150	44,767	41,808

Loss from operations	(8,198)	(9,150)	(37,027)	(41,808)

Other income (expense):
Interest expense	(13,891)	(10,989)	(40,052)	(32,122)

Loss before income taxes	(22,089)	(20,139)	(77,079)	(73,930)

Provision for income taxes	-	-	800	800

Net loss	$(22,089)	$(20,139)	$(77,879)	$(74,730)

Basic & diluted weighted average number of common stock outstanding	28,718,780	28,718,780	28,718,780	28,718,780

Basic & diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,879)	$(74,730)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Provision of bad debt	5,900	-
Capital contribution via services provided	-	5,499
(Increase) in accounts receivable	(6,500)	-
Increase in accounts payable and accrued expenses	116,202	65,349
Increase in due to related company	-	4,944
Net cash provided by operating activities	37,723	1,062

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to officer	(41,329)	(5,652)
Proceeds from notes payable - related party	3,778	3,600
Net cash used in financing activities	(37,551)	(2,052)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	172	(990)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	990

CASH & CASH EQUIVALENTS, ENDING BALANCE	$172	$-

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Internet Infinity, Inc. (III) was incorporated in the State of Delaware on October 27, 1995. III was re-incorporated in Nevada on December 17, 2004. On September 18, III filed its Certificate of Amendment to Articles of Incorporation.  This amendment changed the name of the corporation to Shawnee Energy, Inc. (the Company) effective September 21, 2009.  On February 8, 2010, the Company filed its Certificate of Amendment to Articles of Incorporation changing the name of the corporation back to Internet Infinity, Inc.  III is in the business of creating internet marketing strategies and supporting management in the plan and design of social marketing networks.

NOTE 2	BASIS OF PRESENTATION AND BUSINESS

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10. The results of the nine month period ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

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

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

Revenue Recognition

During the three months and the nine months ended December 31, 2009, the Company began to assist More American Jobs, from which the CEO of the Company holds minority interest, in developing its website, social network, marketing strategies and public relations. Revenue was recognized on a monthly basis when the service was performed and billed to the customer, and the collectability of accounts receivable was reasonably assured. During the three months and the nine months ended December 31, 2009, the Company generated $9,600  as revenue and recorded accounts receivable at $600, net of bad debt expense of $5,900.

Recent Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $2,112,873 at December 31, 2009, and its total liabilities exceeds its total assets by $1,009,112.

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

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consist of the following:.

	December 31,	March 31,
	2009	2009

Accrued taxes	$5,600	$4,800
Accrued interest	254,980	175,047
Accrued legal/accounting	35,500	26,000
Accounts payable	51,486	25,516
	$347,566	$231,363

NOTE 5	NOTES PAYABLE

	December 31,	March 31,
	2009	2009
Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the nine month periods ended December 31, 2009 and 2008 was $1,980 and $1,980, respectively.	$27,000	$27,000

NOTE 6	RELATED ENTITIES TRANSACTIONS

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

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has notes payable to related parties on December 31, 2009 and March 31, 2009 as follows:

	December 31,	March 31,
	2009	2009

Anna Moras (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expenses for the quarters ended December 31, 2009 and 2008 on this note are $517 and $487, respectively. Interest expenses for the nine months ended December 31, 2009 and 2008 on this note are $1,529 and $1,440, respectively.	$14,652	$14,652

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expenses on this note for the quarters ended December 31, 2009 and 2008 are $7,435 and $5,364, respectively. Interest expenses on this note for the nine months ended December 31, 2009 and 2008 are $21,925 and $15,802, respectively.	360,215	357,215

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expenses on this note for the quarters ended December 31, 2009 and 2008 are $778 and $732, respectively. Interest expenses on this note for the nine months ended December 31, 2009 and 2008 are $2,300 and $2,165, respectively.	36,533	35,755

Total notes payable – related parties	$411,400	$407,622

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company has a payable to officer of $216,709 and $258,038 as of December 31, 2009 and March 31, 2009, respectively, as follows:

	December 31,	March 31,
	2009	2009

Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum.	$216,709	$258,038

Interest accrued for the three month periods ended December 31, 2009 and 2008, on the above note, was in the amounts of $3,976 and $3,745, respectively. Interest accrued for the nine month periods ended December 31, 2009 and 2008, on the above note in the amounts of $11,806 and $10,914, respectively. Total interest payable at December 31, 2009 and March 31, 2009 on this note are $52,365 and $40,558 respectively, and have been included in the financial statements.

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $7,209 as of December 31, 2009 and $7,209 as of March 31, 2009. The amount is interest free, unsecured and due on demand.

NOTE 7   INCOME TAXES

No provision was made for federal income tax for the nine months period ended December 31, 2009 and year ended March 31, 2009, since the Company had significant net operating loss. The net operating loss carry forwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry forward for federal and state income tax purposes are approximately $2,112,873 and $2,043,993 as of December 31, 2009 and March 31, 2009, respectively.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The components of the net deferred tax asset are summarized below:

	December 31, 2009	March 31, 2009
Deferred tax asset – net operating loss	$576,158	$545,007
Less valuation allowance	(576,158)	(545,007)

Net deferred tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2009	March 31, 2009
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

INTERNET INFINITY, INC.
(FORMERLY KNOWN AS SHAWNEE ENERGY, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Income tax expense consisted of the following:

	December 31, 2009	March 31, 2009
Current tax expense:
Federal	$-	$-
State	800	800
Total current	$800	$800

Deferred tax credit:
Federal	$26,479	$36,560
State	4,673	6,452
Total deferred	$31,152	$43,011
Less: valuation allowance	(31,152)	(43,011)
Net deferred tax credit	-	-

Tax expense	$800	$800

NOTE 8   SUBSEQUENT EVENTS

During the board meetings held on January 13, 2010 and February 5, 2010, officers of the Company were authorized and directed to facilitate the conversion of the Company debt up to $217,700  owed to George Morris and $360,215 to Apple Realty, Inc. at George Morris’ sole discretion through August 5, 2010 at $0.01 per share with the closing price on February 4, 2010 of $0.0125. These shares should be restricted from sale upon issue accord applicable securities laws.

On February 8, 2010, Shawnee Energy, Inc., a Nevada corporation, filed its Certificate of Amendment to Articles of Incorporation.  This amendment changed the name of the corporation to Internet Infinity, Inc. effective February 8, 2010.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the nine-month period ended December 31, 2009 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See “Item 1.  Financial Statements.”  The discussion includes management’s expectations for the future.

Results of Operations – Third Quarter (“Q3”) of Fiscal 2010 Compared to Third Quarter (“Q3”) of Fiscal 2009

Operating Revenue

Operating revenue for Q3 2010 increased to $600 from $0 for Q3 2009. This increase in operating revenue is small but primarily due to providing continuing Internet and social networking services to clients with the assistance of joint venture partners such as VideoArmy.tv.

Operating Expenses

Operating expenses for Q3 2010 decreased to $8,738 from $9,150 for Q3 2009. This decrease in operating expenses is primarily due to a reduction in professional fees associated with a failed potential merger of the Company and SEC reporting requirement costs.

Net Income (Loss)

The company had a net loss of $22,089 in Q3 2010, as compared with a net loss of $20,139 in Q3 2009. This increase was due to primarily to a $2,902 increase in interest expense.

Balance Sheet Items

Our cash position increased to $172 at December 31, 2009 (Q3 2010) by $172 from $0 at December 31, 2008 (Q3 2009).

Results of Operations – First Nine Months of Fiscal Year 2010 Compared to First Nine Months of Fiscal Year 2009

Internet Infinity revenues for the first half of FY 2010 were $9,600, an increase in revenues of $9,600  from $0 in the first half of FY 2009. The lack of sales was attributed to the startup of our Company new business involving Internet services with our partners. The Company is now providing some Internet and social marketing services to a startup company “More American Jobs” (“MAJ”) in which our CEO George Morris has a minority interest.

Cost of Sales - Gross Margin

Our cost of sales was $1,860 for the first nine months  of FY 2010, an increase of $1,860 from the first nine months of FY 2009 amount of $0.

Operating Expenses

Operating expenses for the first nine months of FY 2010 increased to $44,767 from $41,808 for the first nine months of FY 2009, or a $2,959 increase. This increase in operating expenses is primarily due to an increase of $8,614 in professional fees for the failed Company merger, offset by a decrease in consulting fees to related party of $9,699.

Net Income (Loss)

We had a net loss of $77,879 in the first nine months of FY 2010, as compared with a net loss of $74,730 in the first nine months of FY 2009. The net loss for the first nine months  of 2010 is attributable to new business development costs for the Company.

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

Item 5.   Other Information

On February 8, 2010 the registrant, Shawnee Energy, Inc., a Nevada corporation, filed its Certificate of Amendment to Articles of Incorporation (Exhibit 3.6 filed herewith).  This amendment changed the name of the corporation to Internet Infinity, Inc. effective February 8, 2010.

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

3	Articles of Incorporation of Internet Infinity, Inc.*
3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*
3.2	Bylaws of Internet Infinity, Inc.*
3.3	Corporate Charter and Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation***
3.4	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++
3.5	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation+++
3.6	Certificate of Amendment to Articles of Incorporation of Shawnee Energy, Inc., a Nevada corporation
10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*
10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*
10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*
10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**

14	Code of Ethics for CEO and Senior Financial Officers+
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

INTERNET INFINITY, INC.

Date: February 19, 2010	By:	/s/ George Morris
George Morris, Chief Executive Officer

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

FORM 10-Q
For the quarterly period ended December 31, 2009

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

3	Articles of Incorporation of Internet Infinity, Inc.*
3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*
3.2	Bylaws of Internet Infinity, Inc.*
3.3	Corporate Charter and Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation***
3.4	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++
3.5	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation+++
3.6	Certificate of Amendment to Articles of Incorporation of Shawnee Energy, Inc., a Nevada corporation
10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*
10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*

1

10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*
10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**
14	Code of Ethics for CEO and Senior Financial Officers+
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

2