Form 10-K
period 2010-03-31
INTERNET INFINITY, INC.
filed 2010-07-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

State issuer’s revenues for its most recent fiscal year:  $9,300

State the aggregate market value of the 4,221,084 voting and non-voting common equity held by non-affiliates computed by reference to the $0.010 average bid and asked price of such common equity, as of July 12, 2010:   $42,210.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No  [   ]

As of July 12, 2010, there were 28,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

  ii

iii

PART I

Forward Looking Statements

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

The matters discussed in this section and in certain other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Section 27A of the Securities Act of 1933, as amended ("Securities Act"), that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements.  Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report.

The following cautionary statements identify important factors that could cause Internet Infinity, Inc. ("The Company," "we" or "Company’s") actual results to different materially from those projected in the forward-looking statements made in this Report.  Among the key factors that have a direct bearing on The Company’s  results of operations include:

▪
General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

▪	Success of operating initiatives; changes in business strategy or development plans; management of growth; The Company

▪	Availability, terms and deployment of capital;

▪	Legal, administrative and accounting expenses;

▪	Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

▪	Development risks; risks relating to the availability of financing, and

▪	Other factors, including risk factors, referenced in this Report.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements.  Other factors may be described from time to time in Company's other filings with the Securities and Exchange Commission ("SEC"), news releases and other communications.  Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for The Company to predict which will arise.  In addition, The Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.	DESCRIPTION OF BUSINESS.

Business Development.

Our mission is to help our clients develop and grow their Ecommerce business through our human, capital and technical resources.

Internet Infinity, Inc. (the "Company")  or (“ITNF”) was incorporated on October 27, 1995 in the State of Delaware. We now conduct our business from our sales headquarters office in Redondo Beach, California.   We first had revenues from operations in 1996.

Our initial focus was on selling Internet software. By early 1997 and beyond,  our software sales were slipping toward zero and Internet Infinity had to find an alternative revenue opportunity to survive.

Later, we turned our attention and efforts to selling electronic media duplication and packaging services offered by an unaffiliated company, Video Magnetics, LLC.  We did this through our wholly-owned subsidiary, Electronic Media Central Corporation. However, as the result of distributing all the shares of Electronic Media Central Corporation on September 25, 2001 to the shareholders of record on September 18, 2002, Internet Infinity ceased being in the media duplication business, but remained in the production of duplication masters and packaging design and printing.

Today, Internet Infinity is seeking profitable, “positive cash flow”   company acquisition targets in the eCommerce business.   We had revenue of only $9,300 in FY 2010, and no revenue in FY 2009 due to a near fatal auto  accident that took our chairman and president, George Morris, out of everyday management for over one year.  However, even though Dr. Morris has returned in good health, there is no assurance that any acquisition or project or a merger can or will be successful at any time.

Our plan is to reach out to the management of companies with high potential eCommerce operations to help them  grow further or plan an exit. Our Company believes that we can succeed synergistically with the partnering of other private or public eCommerce companies.  The public stock company management experience of our Board of Directors and personal contacts in the investment banking community along with a background in merger and acquisition could allow for a profitable business combination with ITNF.

Patents, Trademarks and Licenses

We have no proprietary patents, trademarks or licenses.

Government Approval and Regulations

We need no governmental approval for the design and marketing of our services.  We are not aware of any proposed governmental regulations that would affect our operations.

Research and Development

We have no budget for research and development.

Cost of Compliance with Environmental Laws

There are no environmental laws that impact any of our operations of marketing and distributing  our Internet business services.

Employees

We employ no persons full or part time and have only limited part-time independent contractors.

New Products & Services

New products or services are planned as opportunities arise and can be funded for development.

ITEM 2.	PROPERTIES.

Our offices require less than 100 square feet of office space provided by our Chairman George Morris with utilities for the operation.  Storage of our records and accounting documents are provided by George Morris and public storage.

ITEM 3.	LEGAL PROCEEDINGS.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders of our company during FY 2010 through the solicitation of proxies or otherwise.

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

The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

		High	Low
FY 2010	1st Qtr.	0.005	0.0005
	2nd Qtr.	0.15	0.15
	3rd Qtr.	0.06	0.00
	4th Qtr.	0.04	0.00

FY 2009	1st Qtr.	0.01	0.00
	2nd Qtr.	0.02	0.00
	3rd Qtr.	0.01	0.003
	4th Qtr.	0.01	0.00

On July 12, 2010 there were 28,718,780 shares of common stock outstanding. No shares are subject to securities convertible into such shares of stock.

Holders.  On July 12, 2010 there were approximately 230 holders of record of our common stock.  Some 2,309,984 shares of common stock are held in brokerage accounts under the record name of “Cede & Co.”

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

Reports to Security Holders.

We file reports with the Securities and Exchange Commission.  These reports are annual 10-K, quarterly 10-Q and periodic 8-K reports.  We will furnish stockholders on the internet with annual reports containing financial statements audited by independent certified public accountants and such other periodic reports as we may deem appropriate or as required by law.  The public may read and copy any materials we file with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Internet Infinity is an electronic filer, and the SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The address of such site is http://www.sec.gov.

ITEM 7..	MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Financial Statements."

Results of Operations

The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2009 and March 31, 2010.

	Years Ended 3-31
	2009	2010

Sales	100.0%	100.0%
Cost of sales	80.0	80.0
Gross margin	20.0	20.0
Selling, general and
administrative
expenses	(6348.4)	(324.3)
Interest income (expense)	(4328.7)	(578.4)
Net income (loss) before
income taxes	(1075.3)	(244.3)

Sales

Sales increased from $0 in the fiscal year ended March 31, 2009 to $9,300 in the fiscal year ended March 31, 2010.  The increase in sales was attributable primarily to initial orders from our new clients.

Gross Margin

Gross margin increased from $0 in fiscal year ended March 31, 2009 to $7,440 in fiscal year 2010.  The increase in gross margin was attributable to initial orders.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $33,308 from $63,464, in fiscal year 2009, to $30,156 in fiscal year 2010.  A breakdown of the changes is:

•	Consulting fees to related party decreased to $900 in fiscal year 2010 from $11,241 in 2009

•	Professional fees decreased to $18,567 in fiscal year 2010 from $46,066 in 2009

•	Other expenses increased to $10,688 in fiscal year 2010 from $6,157 in 2009.

•	Salaries and related expense remained at $0 for 2010 and $0 in 2009.

Net Profit (Loss)

We had a net loss from operations, with no provision for income taxes in Nevada, in the fiscal year ended March 31, 2010 of $76,508, or $0.003 a share of our common stock.  In the fiscal year ended March 31, 2009 we had a net loss, after a provision for income taxes, of $107,530, or $0.004 a share of common stock.  The loss decreased primarily due to a reduction in sales.

Balance Sheet Items

The net loss of $76,508 for the fiscal year ended March 31, 2010 increased the retained earnings deficit from $2,034,992 on March 31, 2009 to $2,111,502 on March 31, 2010.  Our cash position remained at $0 for the fiscal year ended March 31, 2010 and $0 for the fiscal year ended March 31, 2009.  Accounts receivable net of allowance for doubtful accounts from non-affiliates remains unchanged at $0 at the end of fiscal year 2009 and 2010, while inventory remained unchanged at zero for the fiscal year ended March 31, 2009 and 2010.

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

Internet Infinity, Inc. management believes that it will not generate sufficient cash flow to support operations during the twelve months ended March 31, 2011.  Although sales and expenses could continue to decline and even if our company can generate a net profit and positive cash flow from operations, additional funds will be necessary for continued operation of the company.

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

ITEM8.	FINANCIAL STATEMENTS.

Page

Report of Independent Registered Public Accounting Firm dated July 9, 2010	7
Report of Independent Registered Public Accounting Firm dated July 2, 2009	8
Balance Sheet at March 31, 2010 and 2009	9
Statement of Operations for the Years Ended March 31,
2010 and 2009	10
Statement of Stockholders’ Deficit for the Years Ended March 31,
2010 and 2009	11
Statement of Cash Flows for the Years Ended March 31,
2010 and 2009	12
Notes to Financial Statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:         The Board of Directors and Stockholders
Internet Infinity Inc.
Irvine, California

I have audited the accompanying balance sheet of Internet Infinity Inc. as of March 31, 2010 and 2009 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity Inc. as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses and has limited revenue.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

July 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Internet Infinity, Inc.

We have audited the accompanying balance sheet of Internet Infinity, Inc. as of March 31, 2009, and the related statement of operations, shareholders’ deficit, and cash flows for the year ended March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity, Inc. as of March 31, 2009, and the results of its operations and cash flows for the year ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
July 2, 2009

INTERNET INFINITY INC.
Balance Sheet
as at March 31,

	2010	2009
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$256,892	$231,363
Note Payable	$27,000	$27,000
Note Payable - Related Parties	$411,400	$407,622
Due to Officer	$305,239	$258,038
Due to related party	7,209	7,209

Total Liabilities	1,007,740	931,232

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at March 31, 2010 and 2009
Common Stock, $0.001 par value, 100,000,000 shares authorized,
28,718,780 shares issued and outstanding as at March 31, 2010 and 2009	28,719	28,719
Additional Paid-in Capital	1,075,043	1,075,043
Accumulated Deficit	(2,111,502)	(2,034,994)

Total Stockholders' Equity (Deficit)	(1,007,740)	(931,232)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.
Statement of Operations
for the year ended March 31, 2010 and 2009

	2010	2009

Revenue	$9,300	$-

Cost of Revenue	1,860	-

Gross Profit	7,440	-

Operating Expenses:
Professional Fees	18,567	46,065
Consulting	900	11,242
Salaries and related expenses	-	180
Other	10,689	5,975
Total Operating Expenses	30,156	63,462

Loss from operations	(22,716)	(63,462)

Non-operating income (expense)
Interest expense	$(53,792)	(43,266)
Total other expense	(53,792)	(43,266)

Loss before income taxes	(76,508)	(106,728)

Provision for income taxes	$-	800

Net Loss	(76,508)	(107,528)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of
common shares outstanding	28,718,780	28,718,780

The accompanying notes are an integral part of these financial statements.

INERNET INFINITY INC.
Statement of Cash Flows
for the years ended March 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(76,508)	$(107,528)
Adjustments to reconcile net loss to
net cash used by operating activities:
Capital contribution via services provided	-	5,499
Change in operating assets and liabilities:
Accounts payable	25,529	55,281
Net cash (used by) operating activities	(50,979)	(46,748)

Cash flows from investing activities

Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in due to related party	3,778	(102,432)
Increase (decrease) in due to officer	47,201	35,370
Proceeds from note - related party	-	112,820
Net cash provided by financing
activities	50,979	45,758

Net increase (decrease) in cash	-	(990)

Cash, beginning of the period	-	990

Cash, end of the period	$-	$-

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.
Statement of Stockholders' Equity (Deficit)
For the years ended March 31, 2007 to March 31, 2010

	Common Stock		Additional	Accum-	Total
	Number of		Paid-In	ulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances as of April 1, 2006	18,718,780	$18,719	$825,877	$(1,677,595)	$(832,999)

Shares issued part for debt
settlement, part for cash	10,000,000	10,000	240,000		250,000

Net loss for the year				(130,344)	(130,344)

Balances, March 31, 2007	28,718,780	$28,719	$1,065,877	$(1,807,939)	$(713,343)

Capital contribution			3,667		3,667

Net loss for the year				(119,527)	(119,527)

Balances, March 31, 2008	28,718,780	$28,719	$1,069,544	$(1,927,466)	$(829,203)

Capital contribution			5,499		5,499

Net loss for the year				(107,528)	(107,528)

Balances, March 31, 2009	28,718,780	$28,719	$1,075,043	$(2,034,994)	$(931,232)

Net loss for the year				(76,508)	(76,508)

Balances, March 31, 2010	28,718,780	$28,719	$1,075,043	$(2,111,502)	$(1,007,740)

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at March 31, 2010.

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

 The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  For the years ended March 31, 2010 and 2009, such differences were insignificant.

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

Recent Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company does not expect the adoption of FAS 107-1 and APB 28-1 will have a material impact on its results of operations or consolidated financial position.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date through the date the financial statements were filed during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was effective for interim or annual periods ending after June 15, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or financial position.

In June, 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2010 and 2009, respectively.

	2010	2009
Accounts Payable	$36,122	$25,516
Accrued taxes	550	4,800
Accrued accounting	8,000	26,000
Accrued interest	212,220	175,047
	$256,892	$231,363

NOTE 3                  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and has an accumulated deficit of  $2,111,502 and $2,034,994 at March 31, 2010 and 2009 respectively.  The Company incurred net losses of $76,508 and $107,528 for the years ended March 31, 2010 and 2009, respectively.

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

NOTE 4                  NOTES PAYABLE

	March 31, 2010	March 31, 2009
Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the years ended March 31, 2010 and 2009 was $2,640 and $2,640	$27,000	$27,000

NOTE 5                  RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.06%
Morris & Associates, Inc.	71.30%
Electronic Media Central, Corp.	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties on March 31, 2010 and March 31, 2009 as follows:

	March 31, 2010	March 31, 2009
Anna Moras (mother of George Morris), with interest at 6% per annum, unsecured and due upon 90 days written notice. Interest expense for the years ended March 31, 2010 and 2009 on this note are $2,100 and $1,934, respectively.	$14,652	$14,652
Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the years ended March 31, 2010 and 2009 are $30,218 and $21,264, respectively.	$360,215	$357,215
L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expense on this note for the years ended March 31, 2010 and 2009 are $3,159 and $2,908, respectively.	$36,533	$35,755

Total notes payable – related parties	$411,400	$407,622

		2010	2009
The Company has a payable to officer as follows: Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principle payments to George Morris and is in default of this note.	Current	$185,406	$154,046

Note payable – Officer Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principle payments to George Morris and is in default of this note	Current	63,433	63,433

Interest payable – Officer	Current	56,400	40,559

		$305,239	$258,038

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of March 31, 2010 and March 31, 2009, respectively.  The amount is interest free, unsecured and due on demand.

During the years ended March 31, 2010 and 2009, the Company’s officers and directors did not charge for their services. Such contributed services were recorded as capital contribution in the amount of $5,499 in the year ended March 31, 2009 which was determined based on the fair value of the services provided.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

The Company paid $900 and  $11,242 consulting fees to parties related through common shareholder and officer of the Company for the years ended March 31, 2010 and 2009 respectively.

NOTE 6                  INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2010 and 2009, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately
$1,432,893 and $1,362,585 as of March 31, 2010 and 2009 respectively.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	03/31/2010	03/31/2009
Deferred tax asset – net operating loss	$573,130	$545,007
Less valuation allowance	(573,130)	(545,007)

Net deferred tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2010	March 31, 2009
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	2010	2009
Current tax expense:
Federal	$-	$-
State	800	800
Total current	$800	$800

Deferred tax credit:
Federal	$23,905	$36,560
State	4,218	6,451
Total deferred	$28,123	$43,011
Less: valuation allowance	(28,123)	(43,011)
Net deferred tax credit	-	-

Tax expense	$800	$800

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

For the years ended March 31, 2010, and 2009, the Company granted no options.  As at March 31, 2010 there are no options outstanding.

NOTE 8                  CAPITAL

During the years ended March 31, 2010 and 2009, the company did not issue any shares.

As of March 31, 2010 and 2009 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding.   As of March 13, 2010 and 2009 the Company had authorized 100,000,000 shares of common stock of par value $0.001,  of which 28,718,780 shares were issued and outstanding.

NOTE 9                  SUBSEQUENT EVENTS

Events subsequent to March 31, 2010 have been evaluated through July 11, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the  financial statements from being misleading.  Management found no subsequent events to be disclosed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 28, 2010, the Company”), through and with the recommendation of its Audit Committee and approval of its Board of Directors, engaged John Kinross-Kennedy, CPA of Irvine, California (“Kennedy”) as its independent registered public accounting firm as reported in Form 8-K June 28, 2010 filed on July 6, 2010.

Concurrent with the engagement of John Kinross-Kennedy, the Company dismissed the engagement of Kabani & Company, Inc. (“Kabani”) from its position as the Company’s independent registered public accounting firm.  Kabani served as the Company’s independent registered public account firm since March 31, 2000.  No report on the Company’s financial statements prepared by Kabani during the fiscal years ended March 31, 2010 and March 31, 2009 and the subsequent interim period through December 31, 2009 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  Further, during the fiscal years ended March 31, 2008 and March 31, 2009 and the subsequent interim period through December 31, 2010, there were no disagreements between the Company and Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kabani, would have caused it to make reference to the subject matter of the disagreement in connection with a report.  The Company’s Audit Committee recommended the dismissal of Kabani, and such recommendation was adopted by the Company’s Board of Directors.

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided Kabani a copy of the disclosures it made in the Current Report on Form 8-K prior to filing with the SEC and requested that Kabani furnish the Company with a letter addressed to the SEC stating whether or not Kabani agreed with the above statements.

During the fiscal years ended March 31, 2008 and March 31, 2009 and the subsequent interim period through December 31, 2010, neither the Company nor anyone on its behalf has consulted with Kabani regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, (iii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or (iv) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9 (T).	CONTROLS AND PROCEDURES.

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

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2010 that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2010, the directors' terms of office and the period each director has served are set forth in the following table:

Person	Positions and Officers	Since	Expires
George Morris, 70	Chairman of the Board of Directors – President, Chief Executive Officer and Chief Financial Officer	1996	2011

Charles Yesson, 71	Director	2010	2011

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

CHARLES YESSON.   Mr. Yesson, a resident of Newport Beach, California has over 35 years of experience in the Financial Services Industry.  His experience includes 25 years of managing public corporations and 10 years as a consultant to emerging companies.  He has worked extensively in the areas of reorganization, growth development and capitalization.  His experience includes serving as CEO of several Life Insurance Companies.  He also held positions as a Senior Business Consultant of the Principal Life Insurance Company and for GEICO in Washington, DC.  He has served as CEO of U.S. Life Savings Loan Association, and VP of Midwestern Financial/First S&L Shares, and Sr. VP of First Western Financial Corp (NYSE).  Mr. Yesson is currently licensed as a FINRA Series 7, 24 and 66 and held positions as Managing Director of Antaeus Capital a Principal of J. Alexander Securities and Marketing Director and Securities Analyst of Hayden.Stone,Inc.  He holds a Masters Degree from New York University, New York where he has done PhD-level study, attended George Washington Law School and holds certificates in Bank Marketing from Northwestern University.  Mr. Yesson is licensed in Insurance and Real Estate in the State of California and is certified as a Property Damage Mediator for the California Insurance Department.  In addition, Mr. Yesson’s experience as a public stock company board member should help guide the development of our Company.

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

Audit committee.  We have no standing audit committee.  Our directors perform the functions of an audit committee.  Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only three directors at present.  None of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when such is needed.

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

ITEM 11.	EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

George Morris, Chairman, CEO and CFO	FY 2009	$2,000	$0	0	$2,000
	FY 2010	$0	$0	0	$0
Charles Yesson, Director	FY 2010	$0	$0	0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Morris	0	0	0	0	0	0	0	0	0
Yesson	0	0	0	0	0	0	0	0	0

Compensation of Directors

The directors of Internet Infinity received the following compensation in FY 2010 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

George Morris	0	0	0	0	0	0	0
Charles Yesson	0	0	0	0	0	0	0

Directors of the company receive no compensation for their services as directors.  However, Charles Yesson shall receive $250 per month commencing in June 2010.

Stock Options.

During the last two fiscal years, the officers and directors of Internet Infinity have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth, as of July 12, 2010 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

Name and Address	Number of Shares		Percent of Outstanding Shares

Apple Realty, Inc. and
Hollywood Riviera Studios (1)	3,034,482		10.6
413 Avenue G, #1
Redondo Beach, CA 90277

George Morris, Chairman/CFO	24,429,196	(2)	85.1
413 Avenue G, #1
Redondo Beach, CA 90277

L&M Media, Inc. (1)	14,535,714		50.6
413 Ave G #1
Redondo Beach, CA 90277

Officers and Directors
as a group (1 person)	24,429,196		85.1

(1)	The shares owned of record by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. are under the control of George Morris and are attributed to him.

(2)	Mr. Morris owns 6,859,000 shares of record and is attributed the shares owned by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc., which companies are under Mr. Morris’ control.

(3)	Less than 1 percent.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our company is under the control of George Morris, who controls and is thereby the beneficial owner of 85.1 percent in total of all outstanding stock of Internet Infinity, Inc.  He has an economic interest in 85.1 percent of all outstanding stock of Internet Infinity, Inc.  The basis of his control and of his economic interest are set forth in the following table:

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

Audit Fees.  Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended March 31, 2009	$15,500

Fiscal Year ended March 31, 2010	$21,500

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2009	$-0-

Fiscal Year ended March 31, 2010	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2009	$-0-

Fiscal Year ended March 31, 2010	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2009	$-0-

Fiscal Year ended March 31, 2010	$-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee or the directors if there be no committee, pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

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

INTERNET INFINITY, INC.

July 14, 2010	By:	/s/ George Morris
George Morris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 14, 2010	By:	/s/ George Morris
George Morris
Chief Executive Officer

July 14, 2010	By:	/s/ George Morris
George Morris
Chief Financial Officer, President and Director

July 14, 2010	By:	/s/ Charles Yesson
Charles Yesson
Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

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