Form 10-Q
period 2010-06-30
INTERNET INFINITY, INC.
filed 2010-08-16
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 14, 2010, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

Page

Balance Sheet (Unaudited) at June 30, 2010	4

Statements of Operations (Unaudited)
for the Three Month Periods Ended
June 30, 2009 and 2010	5

Statements of Cash Flows (Unaudited) for the
Three Month Periods Ended June 30, 2009 and 2010	6

Notes to Unaudited Financial Statements	7

INTERNET INFINITY, INC.
BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30, 2010	March 31, 2010

CURRENT ASSETS
Cash & cash equivalents	$5,397	$-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	259,563	256,892
Note payable	27,000	27,000
Note payable - related parties	411,400	411,400
Due to officer	326,366	305,239
Due to related party	7,209	7,209
Total current liabilities	1,031,538	1,007,740

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 30,000,000 shares
authorized, none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
28,718,780 issued and outstanding	28,719	28,719
Additional paid in capital	1,075,042	1,075,043
Accumulated deficit	(2,129,900)	(2,111,502)
Total stockholders' deficit	(1,026,139)	(1,007,740)

Total liabilities and stockholders' deficit	$5,397	$-

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED June 30, 2010 and 2009
(Unaudited)

	For the Three Month Periods
	Ended June 30
	2010	2009

Net revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Professional fees	3,257	6,074
Salaries and related expenses	-	-
Consulting fees to related party		900
Others	589	1,200
Total operating expenses	3,846	8,174

Loss from operations	(3,846)	(8,174)

Other income (expense):
Interest expense	(14,553)	(12,988)

Loss before income taxes	(14,553)	(21,162)

Provision for income taxes	-	800)

Net loss	$(18,399)	$(21,962)

Basic & diluted weighted average number of
common stock outstanding	28,718,780	28,718,780

Basic & diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,399)	$(21,962)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Capital contribution via services provided	(3,428)	-
Increase in accounts payable and accrued expenses	2,671	15,990
Increase in due to related company	-	-
Net cash provided by (used in) operating activities	(19,156)	(5,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in due to related company		900
Proceeds from due to officer		3,870
Proceeds from notes payable - related party		1,201
Net cash provided by (used in) financing activities	24,553	(5,972)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,397	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$5,397	$-

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Internet Infinity, Inc. (III or “the Company”) was incorporated in the State of Delaware on October 27, 1995. III is in the business of distribution of electronic media replication services and the creation of replication masters. The Company was re-incorporated in Nevada on December 17, 2004.

NOTE 2	BASIS OF PRESENTATION AND BUSINESS

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10. The results of the three month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $2,129,901 at June 30, 2010, and its total liabilities exceeds its total assets by $1,026,140.

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

NOTE 4	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consist of the following at

	June 30, 2010	March 31, 2010

Accrued taxes	$-	$550
Accrued interest	222,114	212,220
Accrued accounting	-	8,000
Accounts payable	37,449	36,122
	$259,563	$256,892

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5	NOTES PAYABLE

	June 30, 2010	March 31, 2010

Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the three month periods ended June 30, 2010 and 2009 was $660 and $660.	$27,000	$27,000

NOTE 6	RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.10%
Morris & Associates, Inc.	71.30%
Morris Business Development Company	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties on June 30, 2010 and March 31, 2010 as follows:

	June 30, 2010	March 31, 2010

Anna Moras (mother of George Morris), with interest at 6% per annum, due upon 90 days written notice. Interest expenses for the quarters ended June 30, 2010 and March 31, 2010 on this note are $533 and $525, respectively.	$14,652	$14,652

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expenses on this note for the quarters ended June 30, 2010 and March 31, 2010 are $7,668 and $7,552, respectively.	360,215	360.215

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expenses on this note for the quarters ended June 30, 2010 and March 31, 2010 are $813 and $801, respectively.	36,533	36,533

Total notes payable – related parties	$411,400	$411,400

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$20	$120
Telephone	20	120
Utilities	20	120
Office Expense	20	120
	$100	$1,200

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $100 for the above expenses.

The Company has a payable to officer of $326,364 and $305,239 as of June 30, 2010 and March 31, 2010, respectively, as follows:

	June 30, 2010	March 31, 2010

Unsecured miscellaneous payables upon demand to the chairman with interest at 6% per annum.	$326,364	$305,239

Interest accrued for the three month periods ended June 30, 2010 and March 31, 2010, on the above note in the amounts of $4,051 and $3,990, respectively. Total interest payable for the quarters ended June 30, 2010 and March 31, 2010 on this note are $61,059 and $60,143 respectively have been included in the financial statements.

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., parties related through a common controlling shareholder, amounting to $7,209 as of June 30, 2010 and $7,209 as of March 31, 2010. The amount is interest free, unsecured and due on demand.

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the three months period ended June  30, 2010 and year ended  March 31, 2010, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately $2129,901 and $2,011,502 as of June 30, 2010 and March 31, 2010 respectively.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	June 2010	March 2010
Deferred tax asset – net operating loss	$553,791	$573,130
Less valuation allowance	(553,791)	(573,130)

Net deferred tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2010	March 31, 2010
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

INTERNET INFINITY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Income tax expense consisted of the following:

	June 2010			March 2010
Current tax expense:
Federal		$-		$-
State		-		-
Total current		$-		$-

Deferred tax credit:
Federal	$			$36,560
State				6,452
Total deferred	$			$43,011
Less: valuation allowance		(	)	(43,011)
Net deferred tax credit		-		-

Tax expense		$-		$-

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations – First Quarter of (“Q1”) Fiscal 2010 Compared to First Quarter (“Q1”) of Fiscal 2009

Sales

Internet Infinity revenues for Q1 2010 were $0, as compared with revenues of $0 in Q1 2009.  This inability to increase revenues is attributable to the slowing economy  and the lack of success in finding acquisitions..

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q1 2010, as compared to $0 for Q1 2009 since there were no sales.

Operating Expenses

Operating expenses for Q1 2010 decreased to $3,846 from $8,174 for Q1 2009.  This decrease in operating expenses is primarily due to a decrease in operating activity.

Net Income (Loss)

The company had a net loss of $3,846 from operations in Q1 2010, as compared with a net loss of $8,174 from operations in Q1 2009.  Overall, we had net loss after taxes including interest expense of $18,399 for Q1 2010 compared to $21,962 for Q1 of 2009.

Balance Sheet Items

Our cash position increased to $5,397 at June 30, 2010 (Q1 2010)  from $0 at June 30, 2009 (Q1 2009).

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

INTERNET INFINITY, INC.

Dated: August 14, 2010	By:	/s/ George Morris
George Morris, Chief Executive Officer