Form 10-Q
period 2010-09-30
INTERNET INFINITY, INC.
filed 2010-11-22
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

INTERNET INFINITY INC.
Balance Sheet
as at September 30, 2010 (unaudited) and March 31, 2010

	September 30,	Maerch 31,
	2010	2010
	(Unaudited)

ASSETS
Cash and cash equivalents	$403	$-
Accounts Receivable	$4,850	$-

	5,253	-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$250,439	$256,892
Note Payable	27,000	27,000
Note Payable - Related Parties	411,400	411,400
Due to Officer	339,199	305,239
Due to related party	7,209	7,209

Total Liabilities	1,035,247	1,007,740

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at March 31, 2010 and 2009
Common Stock, $0.001 par value, 100,000,000 shares authorized,
28,718,780 shares issued and outstanding as at September 30, 2010
and March 31, 2010	28,719	28,719
Additional Paid-in Capital	1,075,043	1,075,043
Accumulated Deficit	(2,133,756)	(2,111,502)

Total Stockholders' Equity (Deficit)	(1,029,994)	(1,007,740)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,253	$-

INTERNET INFINITY INC.
Statement of Operations
for the Three and Six months Periods Ended September 30, 2010 and 2009
T

	For the the 3 months ended		For the the 6 months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$-	$9,000	$-	$9,000

Cost of Revenue	-	1,800	-	1,800

Gross Profit	-	7,200	-	7,200

Operating Expenses:
Professional Fees	2,680	23,935	5,937	30,009
Consulting	-	-	1,100	900
Other	1,174	3,920	664	5,120
Total Operating Expenses	3,854	27,855	7,701	36,029

Loss from operations	(3,854)	(20,655)	(7,701)	(28,829)

Non-operating income (expense)
Interest expense	-	(13,173)	(14,553)	(26,161)
Total other expense	-	(13,173)	(14,553)	(26,161)

Loss before income taxes	(3,854)	(33,828)	(22,254)	(54,990)

Provision for income taxes	-			800

Net Loss	$(3,854)	$(33,828)	$(22,254)	$(55,790)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of
common shares outstanding	28,718,780	28,718,780	28,718,780	28,718,780

INTERNET INFINITY INC.
Statement of Stockholders' Equity (Deficit)
For the period from April 1, 2006 to September 30, 2010
(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances as of April 1, 2006	18,718,780	$18,719	$825,877	$(1,677,595)	$(832,999)

Shares issued part for debt
settlement, part for cash	10,000,000	10,000	240,000		250,000

Net loss for the year				(130,344)	(130,344)

Balances, March 31, 2007	28,718,780	$28,719	$1,065,877	$(1,807,939)	$(713,343)

Capital contribution			3,667		3,667

Net loss for the year				(119,527)	(119,527)

Balances, March 31, 2008	28,718,780	$28,719	$1,069,544	$(1,927,466)	$(829,203)

Capital contribution			5,499		5,499

Net loss for the year				(107,528)	(107,528)

Balances, March 31, 2009	28,718,780	$28,719	$1,075,043	$(2,034,994)	$(931,232)

Net loss for the year				(76,508)	(76,508)

Balances, March 31, 2010	28,718,780	$28,719	$1,075,043	$(2,111,502)	$(1,007,740)

Net loss for the period				(22,254)	(22,254)

Balances, Sep. 30, 2010	28,718,780	28,719	1,075,043	(2,133,756)	(1,029,994)

INERNET INFINITY INC.
Statement of Cash Flows
for the six months ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(22,254)	$(55,790)
Adjustments to reconcile net loss to
net cash used by operating activities:
Capital contribution via services provided
Change in operating assets and liabilities:
Accounts Receivable		(6,000)
Accounts payable	(6,453)	97,949
Net cash (used by) operating activities	(28,707)	36,159

Cash flows from investing activities

Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in due to related party		2,400
Increase (decrease) in due to officer	33,960	(38,509)
Net cash provided by financing
activities	33,960	(36,109)

Net increase (decrease) in cash	5,253	50

Cash, beginning of the period	-	-

Cash, end of the period	$5,253	$50

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

NOTE 2                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting.   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10K.  The results of the six month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price  that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities;  quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of April 30, 2010, reflect:

-	Cash: Level One measurement based on bank reporting.
-	Notes payable to Officers and related parties: Level 2 based on promissory notes.

Income taxes

The Company utilizes FASB ACS 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of September 30, 2010.

Recent Accounting Pronouncements

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 855-10 as required.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events ( ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 3                      UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and has an accumulated deficit of  $2,133,756 and its total liabilities exceeds its assets by $1,029,994.  The Company incurred net losses of $22,254 and $55,790 for the six months ended September 30, 2010 and 2009, respectively.

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

NOTE 4                      NOTES PAYABLE

September 30,	March 31,
2010	2010

$27,000	$27,000

Notes Payable consists of five notes payable to various unrelated individuals. The notes are due upon 90 days written notice from the individuals.  The notes are unsecured, with interest ranging from 6% to 12% payable quarterly.  The notes have been outstanding since 1990.  Interest accrual has been suspended due to the uncertainty of the obligation.

NOTE 5                      RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.06%
Morris & Associates, Inc.	71.30%
Electronic Media Central, Corp.	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties on September 30, 2010 as follows:

Anna Moras (mother of George Morris), with interest at 6% per annum, unsecured and due upon 90 days written notice. Interest expense for the years ended March 31, 2010 and 2009 on this note are $2,100 and $1,934, respectively.	$14,652
Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the years ended March 31, 2010 and 2009 are $30,218 and $21,264, respectively.	$360,215
L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expense on this note for the years ended March 31, 2010 and 2009 are $3,159 and $2,908, respectively.	$36,533

Total notes payable – related parties	$411,400

		2010
The Company has a payable to officer as follows: Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principal payments to George Morris and is in default of this note.	Current	$214,707

Note payable – Officer Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principle payments to George Morris and is in default of this note	Current	63,433

Interest payable – Officer	Current	61,059

		$339,199

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of June 30, 2010.  The amount is interest free, unsecured and due on demand.

During the six months ended September 30, 2010, the Company’s officers and directors did not charge for their services. In the prior fiscal year ended March 31, 2010, such contributed services were recorded as capital contribution in the amount of $5,499, which was determined based on the fair value of the services provided.

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

The net operating loss carryforward for federal and state income tax purposes of approximately $1,437,000 as of September 30, 2010.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

09/30/2010
Deferred tax asset – net operating loss	$574,672
Less valuation allowance	(574,672)

Net deferred tax asset	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2010	March 31, 2009
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

9/30/2010
Current tax expense:
Federal	$-
State	800
Total current	$800

Deferred tax credit:
Federal	$23,905
State	4,218
Total deferred	$28,123
Less: valuation allowance	(28,123)
Net deferred tax credit	-

Tax expense	$800

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

For the six months ended September 30, 2010, the Company granted no options.  As at September 30, 2010 there are no options outstanding.

NOTE 8                      CAPITAL

During the six months ended September 30, 2010, the Company did not issue any shares.

As of September 30, 2010 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding.   As of September 30, 2010 the Company had authorized 100,000,000 shares of common stock of par value $0.001,  of which 28,718,780 shares were issued and outstanding.

NOTE 9                      SUBSEQUENT EVENTS

Events subsequent to September 30, 2010 have been evaluated through November 15, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the  financial statements from being misleading.  Management found no subsequent events to be disclosed

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

Results of Operations – Second Quarter of (“Q2”) Fiscal 2010 Compared to Second Quarter (“Q2”) of Fiscal 2009

Sales

Internet Infinity revenues for Q2 2010 were $0, as compared with revenues of $9,000 in Q2 2009.  This inability to increase revenues is attributable to the slowing economy and the lack of success in finding acquisitions..

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q2 2010, as compared to $1,800for Q2 2009 since there were no Q2 sales.

Operating Expenses

Operating expenses for Q2 2010 decreased to $3,854 from $27,855 for Q2 2009.  This decrease in operating expenses is primarily due to a decrease in operating activity.

Net Income (Loss)

The company had a net loss of $3,854 from operations in Q2 2010, as compared with a net loss of $20,655 from operations in Q2 2009.  Overall, we had net loss after taxes including interest expense of $3,854 for Q2 2010 compared to $33,828 for Q2 of 2009.

Balance Sheet Items

Our cash position increased to $403 at September 30, 2010 (Q2 2010)  from $50 at September 30, 2009 (Q2 2009).

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

* Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633incorporated herein.

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

INTERNET INFINITY, INC.

Dated: November 15, 2010	By:	/s/ George Morris
George Morris, Chief Executive Officer