Form 10-Q/A
period 2010-09-30
INTERNET INFINITY, INC.
filed 2010-12-13
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

This Amendment No. 1 to the Form 10-Q for the period ended September 30, 2010 (“Form 10-Q”) is being filed by Internet Infinity, Inc. to include Exhibits 31.1, 31.2, 32.1 and 32.2, which were inadvertently excluded from the original Form 10-Q filing.  No changes other than the inclusion of the aforementioned exhibits are being made by means of this filing.

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

INTERNET INFINITY, INC.

Dated: December 13, 2010	By:	/s/ George Morris
George Morris, Chief Executive Officer