Form 10-Q
period 2010-12-31
INTERNET INFINITY, INC.
filed 2011-02-15
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 12, 2011, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET INFINITY INC.
Balance Sheet
as at December 31, 2010 (Unaudited) and March 31, 2010

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$413	$-
Accounts Receivable	$-	$-

	413	-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	250,438	$256,892
Note Payable	27,000	27,000
Note Payable - Related Parties	411,400	411,400
Due to Officer	335,600	305,239
Due to related party	7,209	7,209

Total Liabilities	912,910	1,007,740

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at March 31, 2010 and 2009
Common Stock, $0.001 par value, 100,000,000 shares authorized,
28,718,780 shares issued and outstanding as at September 30, 2010
and March 31, 2010	28,719	28,719
Additional Paid-in Capital	1,075,043	1,075,043
Accumulated Deficit	(2,134,998)	(2,111,502)

Total Stockholders' Equity (Deficit)	(1,031,234)	(1,007,740)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$413	$-

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.
Statement of Operations
for the Three and Six months Periods Ended December 31, 2010 and 2009

	For the 3 months ended		For the 9 months ended
	December 31,		December 31, 2010,
	2010	2009	2010	2009

Revenue	$-	$600	$-	$9,600
				-
Cost of Revenue	-	60	-	1,860

Gross Profit	-	540	-	7,740
			-	-
Operating Expenses:
Professional Fees	990	4,860	6,927	34,869
Consulting	190	-	1,100	900
Other	-	3,878	914	8,998
Total Operating Expenses	(1,180)	8,738	8,941	44,767
			-	-
Loss from operations	(1,180)	(8,198)	(8,941)	(37,027)

Non-operating income (expense)
Interest expense	60	(13,891)	(14,553)	(40,052)
Total other expense	60	(13,891)	(14,553)	(40,052)
				-
Loss before income taxes	(1,240)	(22,089)	(23,494)	(77,079)
				-
Provision for income taxes	-			800
				-
Net Loss	$(1,240)	$(22,089)	$(23,494)	$(77,879)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of
common shares outstanding	28,718,780	28,718,780	28,718,780	28,718,780

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.
Statement of Stockholders' Equity (Deficit)
For the period from April 1, 2006 to December 31, 2010
(Unaudited)

	Common Stock		Additional	Accum-	Total
	Number of		Paid-In	ulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances as of April 1, 2006	18,718,780	$18,719	$825,877	$(1,677,595)	$(832,999)
Shares issued part for debt
settlement, part for cash	10,000,000	10,000	240,000		250,000

Net loss for the year				(130,344)	(130,344)

Balances, March 31, 2007	28,718,780	$28,719	$1,065,877	$(1,807,939)	$(713,343)
Capital contribution			3,667		3,667

Net loss for the year				(119,527)	(119,527)

Balances, March 31, 2008	28,718,780	$28,719	$1,069,544	$(1,927,466)	$(829,203)
Capital contribution			5,499		5,499

Net loss for the year				(107,528)	(107,528)

Balances, March 31, 2009	28,718,780	$28,719	$1,075,043	$(2,034,994)	$(931,232)
Net loss for the year				(76,508)	(76,508)

Balances, March 31, 2010	28,718,780	$28,719	$1,075,043	$(2,111,502)	$(1,007,740)
Net loss for the period				(22,254)	(22,254)

Balances, Sep. 30, 2010	28,718,780	28,719	1,075,043	(2,133,756)	(1,029,994)
Net Loss for the period				(1,240)	(1,240)

Balances, Dec. 31 2010	28,718,780	28,719	1,075,043	(2,134,996)	(1,031,234)

The accompanying notes are an integral part of these financial statements.

INERNET INFINITY INC.
Statement of Cash Flows
for the six months ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(23,494)	$(77,878)
Adjustments to reconcile net loss to
net cash used by operating activities:
Capital contribution via services provided		5,900
Change in operating assets and liabilities:
Accounts Receivable		(6,500)
Accounts payable	(6,454)	116,202
Net cash (used by) operating activities	(29,948)	37,724

Cash flows from investing activities

Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in due to related party		3,778
Increase (decrease) in due to officer	30,361	(41,329)
Net cash provided by financing
activities	30,361	(37,551)

Net increase (decrease) in cash	413	172

Cash, beginning of the period	-	-

Cash, end of the period	$413	$172

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

NOTE 2                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting.   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10K.  The results of the nine month period ended October 31, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

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
DECEMBER 31, 2010

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

The Company has no potentially dilutive securities outstanding as of December 31, 2010.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

NOTE 3                       UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and has an accumulated deficit of  $2,134,996  and its total liabilities exceeds its assets by $1,031,234.  The Company incurred net losses of $26,108 and $77,879 for the nine months ended December 31, 2010 and 2009, respectively.

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
DECEMBER 31, 2010

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

NOTE 4                       NOTES PAYABLE

December 31,	March 31,
2010	2010

$27,000	$27,000

Notes Payable consists of five notes payable to various unrelated individuals. The notes are due upon 90 days written notice from the individuals.  The notes are unsecured, with interest ranging from 6% to 12% payable quarterly.  The notes have been outstanding since 1990.  Interest accrual has been suspended due to the uncertainty of ability to repay the obligation, rendering additional obligations irrelevant.

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

The Company has notes payable to related parties on September 30, 2010 as follows:  Interest has been suspended due to the uncertainty of the ability to repay the obligations as well as the discretionary control over repayment, rendering additional obligations irrelevant.

	Dec. 31,	Mar. 31,
	2010	2010
Anna Moras (mother of George Morris), with interest at 6% per annum, unsecured and due upon 90 days written notice.	$14,652	$14,652
Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed	$360,215	$360,215
L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during in September , 2004. The note is due on demand, unsecured with interest at 6% per annum.	$36,533	$36,533$

Total notes payable – related parties	$411,400	$411,400

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

		Dec.31, 2010	Mar. 31 2010
The Company has a payable to officer as follows: Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principal payments to George Morris and is in default of this note.	Current	$196,286	$185,306

Note payable – Officer Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principle payments to George Morris and is in default of this note	Current	63,433	$64,433

Interest payable – Officer	Current	61,059	$61,059

Other obligations	Current	$14,821	$0

		$335,600	$305,139

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of June 30, 2010.  The amount is interest free, unsecured and due on demand.

During the nine months ended September 30, 2010, the Company’s officers and directors did not charge for their services. In the prior fiscal year ended March 31, 2010, such contributed services were recorded as capital contribution in the amount of $5,499, which was determined based on the fair value of the services provided.

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

The net operating loss carryforward for federal and state income tax purposes of approximately $1,457,500 as of December 31, 2010.

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.
The components of the net deferred tax asset are summarized below:

	12/31/2010	3/31/2010
Deferred tax asset – net operating loss	$583,000	573,130
Less valuation allowance	(583,000)	(573,130)

Net deferred tax asset	$-	-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	Dec. 31, 2010	March 31, 2010
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	12/31/2010	3/31/2010
Current tax expense:	-	-
Federal	$-	-
State	800	800
Total current	$800	800

Deferred tax credit:
Federal	$24,026	23,905
State	4,292	4,218
Total deferred	$28,318	28,123
Less: valuation allowance	(28,318)	(28,123)
Net deferred tax credit	-	-

Tax expense	$800	800

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

INTERNET INFINITY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

For the nine months ended December 31, 2010, the Company granted no options.  As at December 31, 2010 there are no options outstanding.

NOTE 8                       CAPITAL

During the nine months ended December 31, 2010, the Company did not issue any shares.

As of December 31, 2010 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding.   As of December 31, 2010 the Company had authorized 100,000,000 shares of common stock of par value $0.001,  of which 28,718,780 shares were issued and outstanding.

NOTE 9                       SUBSEQUENT EVENTS

Events subsequent to December 31, 2010 have been evaluated through February 12, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the  financial statements from being misleading.  Management found no subsequent events to be disclosed

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended December 31, , 2009 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See “Item 1.  Financial Statements.”  The discussion includes management’s expectations for the future.

Results of Operations –  Third Quarter of (“Q3”) Fiscal 2010 Compared to Third Quarter (“Q3”) of Fiscal 2009

Sales

Internet Infinity revenues for Q3 2010 were $0, as compared with revenues of $60 in Q3 2009.  This inability to increase revenues is attributable to the slowing economy and the lack of success in finding acquisitions..

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q3 2010, as compared to $60for Q3 2009 since there very little Q3 sales.

Operating Expenses

Operating expenses for Q3 2010 decreased to $1,180 from $8,738 for Q3 2009.  This decrease in operating expenses is primarily due to a decrease in operating activity.

Net Income (Loss)

The company had a net loss of 1,180 from operations in Q3 2010, as compared with a net loss of $8,198 from operations in Q3 2009.  Overall, we had net loss after taxes including interest expense of $1,240 for Q3 2010 compared to $23,494 for Q3 of 2009

Balance Sheet Items

Our cash position increased to $413 at December 31,  2010 (Q3 2010)  from $0 at December 31, , 2009 (Q3.

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

INTERNET INFINITY, INC.

Dated: February 12, 2011	By:	/s/ George Morris
George Morris, Chief Executive Officer