Form 10-K
period 2011-03-31
INTERNET INFINITY, INC.
filed 2011-07-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

State the aggregate market value of the 4,221,084 voting and non-voting common equity held by non-affiliates computed by reference to the $0.010 average bid and asked price of such common equity, as of July 12, 2011: $42,210.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 29, 2011, there were 28,718,780 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

Today, Internet Infinity is seeking profitable, “positive cash flow” company acquisition targets in the eCommerce business. We had no revenue in FY 2011, and only $9,300 no revenue in FY 2010 due to a near fatal auto accident that took our chairman and president, George Morris, out of everyday management for over one year. However, even though Dr. Morris has returned in good health, there is no assurance that any acquisition or project or a merger can or will be successful at any time.  However, we remain optimistic with our business model and seek management and avisors to grow the  company.

Our plan is to reach out to the management of companies with high potential eCommerce operations to help them grow further or plan a profitable exit. Our Company believes that we can succeed synergistically with the partnering of other private or public eCommerce companies. The public stock company management experience of our Board of Directors and personal contacts in the investment banking community along with a background in merger and acquisition could allow for a profitable business combination with ITNF.

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

There were no matters submitted to a vote of the stockholders of our company during FY 2011 through the solicitation of proxies or otherwise.

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

The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

		High	Low
FY 2011	1st Qtr.	0.005	0.0005
	2nd Qtr.	0.15	0.15
	3rd Qtr.	0.06	0.00
	4th Qtr.	0.04	0.00

FY 2010	1st Qtr.	0.01	0.00
	2nd Qtr.	0.02	0.00
	3rd Qtr.	0.01	0.003
	4th Qtr.	0.01	0.00

FY 2011	1st Qtr.	0.01	0.00
	2nd Qtr.	0.02	0.00
	3rd Qtr.	0.01	0.003
	4th Qtr.	0.01	0.00

On July 12, 2011 there were 28,718,780 shares of common stock outstanding. No shares are subject to securities convertible into such shares of stock.

Holders. On July 12, 2011 there were approximately 230 holders of record of our common stock. Some 2,309,984 shares of common stock are held in brokerage accounts under the record name of “Cede & Co.”

Dividends. No cash dividends have been declared on the common stock. There are no restrictions that limit the ability of the company to pay dividends on the common stock or that are likely to do so in the future.

ITEM 6.	SALES OF UNREGISTERED SECURITIES.

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

Results of Operations

The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2010 and March 31, 2011.

	Years Ended 3-31
	2011	2010

Sales	100.0%	100.0%
Cost of sales	00.0	80.0
Gross margin	00..0	20.0
Selling, general and
Administrative
Expenses	(100.0)	(324.3)
Interest income (expense)	(00.0)	(578.4)
Net income (loss) before Income taxes	(100.0)	(822.7)

Sales

Sales decreased from $9,300 in the fiscal year ended March 31, 2010 to $0 in the fiscal year ended March 31, 2011. The decrease in sales was attributable primarily to an interim lack of management.

Gross Margin

Gross margin decreased from $7,440in fiscal year ended March 31, 2010 to $0 in fiscal year 2011. The decrease in gross margin was attributable to zero orders.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $14,052 from $30,156, in fiscal year 2010, to $16,664 in fiscal year 2011. A breakdown of the changes is:

•	Consulting fees to related party increased to $1,100 in fiscal year 2011 from $900 in 2010

•	Professional fees decreased to $14,249 in fiscal year 2011 from $18,567 in 2010

•	Other expenses decreased to $1,315 in fiscal year 2011 from $10,689 in 2010.

•	Salaries and related expense remained at $0 for 2011 and $0 in 2010.

Net Profit (Loss)

We had a net loss from operations, with no provision for income taxes in Nevada, in the fiscal year ended March 31, 2011 of $61,575, or $0.00 a share of our common stock. In the fiscal year ended March 31, 2010 we had a net loss, after a provision for income taxes, of $76,508, or $0.00 a share of common stock. The loss decreased primarily due to a reduction in sales.

Balance Sheet Items

The net loss of $61,575 for the fiscal year ended March 31, 2011 increased the retained earnings deficit from $2,,111,502 on March 31, 2010 to $2,173,077 on March 31, 2011. Our cash position increased to $432 for the fiscal year ended March 31, 2011 from $0 for the fiscal year ended March 31, 2010. Accounts receivable net of allowance for doubtful accounts from non-affiliates remains unchanged at $0 at the end of fiscal year 2010 and 2011, while inventory remained unchanged at zero for the fiscal year ended March 31, 2010 and 2011.

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

The payment record of our existing customers is no longer relevant.

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
Irvine, California

I have audited the accompanying balance sheet of Internet Infinity Inc. as of March 31, 2011 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity Inc. as of March 31, 2011 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/ s / John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

July 11, 2011

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

/ s / John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

July 9, 2010

INTERNET INFINITY INC.
Balance Sheet
as at March 31,

	2011	2010

ASSETS
Current Assets
Cash and Cash Equvalents	432	-

Total Assets	$432	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$226,402	$256,892
Note Payable	-	27,000
Note Payable - Related Parties	404,333	411,400
Due to Officer	345,706	305,239
Due to related party	7,209	7,209

Total Liabilities	983,650	1,007,740

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at March 31, 2010 and 2009
Common Stock, $0.001 par value, 100,000,000 shares authorized,
28,718,780 shares issued and outstanding as at March 31, 2010 and 2009	28,719	28,719
Additional Paid-in Capital	1,161,140	1,075,043
Accumulated Deficit	(2,173,077)	(2,111,502)

Total Stockholders' Equity (Deficit)	(983,218)	(1,007,740)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$432	$-

The accompanying notes are an integral part of the financial statements

INTERNET INFINITY INC.
Statement of Operations
for the year ended March 31, 2011 and 2010

	2011	2010

Revenue	$-	$9,300

Cost of Revenue	-	1,860

Gross Profit	-	7,440

Operating Expenses:
Professional Fees	14,249	18,567
Consulting	1,100	900
Salaries and related expenses		-
Other	1,315	10,689
Total Operating Expenses	16,664	30,156

Loss from operations	(16,664)	(22,716)

Non-operating income (expense)
Interest expense	$(44,911)	(53,792)
Total other expense	(44,911)	(53,792)

Loss before income taxes	(61,575)	(76,508)

Provision for income taxes	$-	-

Net Loss	(61,575)	(76,508)
	$-

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of
common shares outstanding	28,718,780	28,718,780

The accompanying notes are an integral part of the financial statements

INTERNET INFINITY INC.
Statement of Stockholders' Equity (Deficit)
For the years ended March 31, 2007 to March 31, 2010

	Common Stock		Additional	Accum-	Total
	Number of		Paid-In	ulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances as of April 1, 2006	18,718,780	$18,719	$825,877	$(1,677,595)	$(832,999)

Shares issued part for debt
settlement, part for cash	10,000,000	10,000	240,000		250,000

Net loss for the year				(130,344)	(130,344)

Balances, March 31, 2007	28,718,780	$28,719	$1,065,877	$(1,807,939)	$(713,343)

Capital contribution			3,667		3,667

Net loss for the year				(119,527)	(119,527)

Balances, March 31, 2008	28,718,780	$28,719	$1,069,544	$(1,927,466)	$(829,203)

Capital contribution			5,499		5,499

Net loss for the year				(107,528)	(107,528)

Balances, March 31, 2009	28,718,780	$28,719	$1,075,043	$(2,034,994)	$(931,232)

Net loss for the year				(76,508)	(76,508)

Balances, March 31, 2010	28,718,780	$28,719	$1,075,043	$(2,111,502)	$(1,007,740)

Officer contributed assumption
of payables			35,537		35,537
Officer contributed assumption
of investor notes and interest			50,560		50,560
Net loss for the year				(61,575)	(61,575)

Balance, march 31, 2011	28,718,780	28,719	1,161,140	(2,173,077)	$(983,218)

The accompanying notes are an integral part of the financial statements

INERNET INFINITY INC.
Statement of Cash Flows
for the years ended March 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(61,575)	$(76,508)
Adjustments to reconcile net loss to net cash used by operating activities:

Change in operating assets and liabilities:
Accounts payable	(30,490)	25,529
Net cash (used by) operating activities	(92,065)	(50,979)

Cash flows from investing activities

Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in investors' notes	(27,000)
Increase (decrease) in note payable - related party	(7,067)
Increase (decrease) in due to officer	40,467	47,201
Increase (decrease) in due to related party	-	3,778
Officer contributed assumption of payables	35,537	-
Officer contributed assumption of investors' notes and accrued interest	50,560
Net cash provided by financing activities	92,497	50,979

Net increase (decrease) in cash		-

Cash, beginning of the period	-	-

Cash, end of the period	$432	$-

Supplemental cash flow disclosure:
Interest paid during the year		$-
Taxes paid during the year	$-	$-

The accompanying notes are an integral part of the financial statements

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS
For the Year Ended
MARCH 31, 2011

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

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at March 31, 2011.

Impairment of Long-lived assets

The Company periodically analyzes long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with Financial Accounting Standards Board ASC (Accounting Standards Codification) No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair Value is generally determined using a discounted cash flow analysis. As at March 31, 2011, the Company does not believe any adjustment for impairment is required.

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

Income taxes

The Company records deferred taxes in accordance with Financial Accounting Standards Board (FASB) ASC (Accounting Standards Codification) No. 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Fair Value of Financial Instruments

The FASB  ASC 820-10, “Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with FASB ASC Topic 260, “Earnings per share”. Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Revenue Recognition
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Recent Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-29 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU has a material impact on its financial position or results of operations at this time.

On December 1, 2010, we adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following at March 31, 2011 and 2010, respectively.

	2011	2010
Accounts Payable	$9,066	$36,122
Accrued taxes	0	550
Accrued accounting	0	8,000
Accrued interest	217,336	212,220
	$226,402	$256,892

NOTE 3      UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and has an accumulated deficit of  ($2,173,077) and ($2,111,502) at March 31, 2011 and 2010 respectively.  The Company incurred net losses of ($61,575) and ($76,508) for the years ended March 31, 2011 and 2010, respectively.

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

NOTE 4                      NOTES PAYABLE

	March 31, 2011	March 31, 2010
Five notes payable with various unrelated individuals. The notes are due upon 90 days written notice from the individuals. The notes are unsecured, with interest ranging from 6% to 12% payable quarterly. The notes have been outstanding since 1990. Interest expense for the years ended March 31, 2011 and 2010 was $zero and $2,640 On March 31, 2011, the President of the Company assumed the notes. A capital contribution of $27,000 was recorded.	$0	$27,000

NOTE 5                      RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	90.59%
Morris & Associates, Inc.	71.30%
Electronic Media Central, Corp.	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties on March 31, 2010 and March 31, 2009 as follows:

	March 31, 2011	March 31, 2010
Anna Moras (mother of George Morris), with interest at 6% per annum, unsecured and due upon 90 days written notice. Interest expense for the years ended March 31, 2011 and 2010 on this note was $2,172 and $2,172, respectively.	$14,652	$14,652
Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the years ended March 31, 2011 and 2010 was $21,612 and $21,612, respectively.	$360,215	$360,215
L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expense on this note for the years ended March 31, 2011 and 2010 was $1,768 and $2,192, respectively.

Total notes payable – related parties	$404,333	$411,400

		2011	2010
The Company has a payable to officer as follows: Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principal payments to George Morris and is in default of this note.	Current	$196,286	$185,406

Note payable – Officer Note Payable – G. Morris Unsecured notes payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principal payments to George Morris and is in default of these notes Note payable - Officer	Current	62,063	63,433
Note Payable – G. Morris	Current	14,821	0
Interest payable – Officer	Current	72,536	56,400

		$345,706	$305,239

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of March 31, 2011 and March 31, 2010, respectively.  The amount is interest free, unsecured and due on demand.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

On March 31, 2011 the President, George Morris, assumed certain accounts payable totaling $35,537. A capital contribution of  $35,537 was recorded.

On March 31, 2011 the President, George Morris, assumed investors’ notes payable totaling $27,000, and associated accrued interest of $23,560.  A capital contribution of $50,560 was recorded.

NOTE 6                      INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2011 and 2010, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately $1,494,468 and $1,432,893 as of March 31, 2011 and 2010 respectively. The net operating losses will begin to expire 20 years after the latest loss in 2011, unless utilized beforehand.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

The components of the net deferred tax asset are summarized below:

	03/31/2011	03/31/2010
Deferred tax asset – net operating loss	$597,787	$573,130
Less valuation allowance	(597,787)	(573,130)

Net deferred tax asset	$0		$0

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2011	March 31, 2010
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)%	(6)%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	2011	2010
Current tax expense:
Federal	$-	$-
State	800	800
Total current	$800	$800

Deferred tax credit:
Federal	$21,543	$23,905
State	3,801	4,218
Total deferred	$25,344	$28,123
Less: valuation allowance	(25,344)	(28,123)
Net deferred tax credit	-	-

Tax expense	$800	$800

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

For the years ended March 31, 2011, and 2010, the Company granted no options.  As at March 31, 2011 there are no options outstanding.

NOTE 8                       CAPITAL

During the years ended March 31, 2011 and 2010, the company did not issue any shares.

As of March 31, 2011 and 2010 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding.   As of March 31, 2011 and 2010 the Company had authorized 100,000,000 shares of common stock of par value $0.001,  of which 28,718,780 shares were issued and outstanding.

NOTE 9                       SUBSEQUENT EVENTS

Events subsequent to March 31, 2011 have been evaluated through June 29, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the  financial statements from being misleading.  Management found no subsequent events to be disclosed

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 28, 2011, the Company”), through and with the recommendation of its Audit Committee and approval of its Board of Directors, engaged John Kinross-Kennedy, CPA of Irvine, California (“Kennedy”) as its independent registered public accounting firm as reported in Form 8-K June 28, 2011 filed on July 6, 2011.

Concurrent with the engagement of John Kinross-Kennedy, the Company dismissed the engagement of Kabani & Company, Inc. (“Kabani”) from its position as the Company’s independent registered public accounting firm. Kabani served as the Company’s independent registered public account firm since March 31, 2000. No report on the Company’s financial statements prepared by Kabani during the fiscal years ended March 31, 2011 and March 31, 2010 and the subsequent interim period through December 31, 2010 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the fiscal years ended March 31, 2008 and March 31, 2010 and the subsequent interim period through December 31, 2011, there were no disagreements between the Company and Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kabani, would have caused it to make reference to the subject matter of the disagreement in connection with a report. The Company’s Audit Committee recommended the dismissal of Kabani, and such recommendation was adopted by the Company’s Board of Directors.

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided Kabani a copy of the disclosures it made in the Current Report on Form 8-K prior to filing with the SEC and requested that Kabani furnish the Company with a letter addressed to the SEC stating whether or not Kabani agreed with the above statements.

During the fiscal years ended March 31, 2008 and March 31, 2010 and the subsequent interim period through December 31, 2011, neither the Company nor anyone on its behalf has consulted with Kabani regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, (iii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or (iv) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2011 that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Internet Infinity's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2011, the directors' terms of office and the period each director has served are set forth in the following table:

Person	Positions and Officers	Since	Expires
George Morris, 71	Chairman of the Board of Directors – President, Chief Executive Officer and Chief Financial Officer	1996	2011

Charles Yesson, 73	Director	2011	2011

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

ITEM 11.	EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

George Morris, Chairman, CEO and CFO	FY 2010	$0	$0	0	$0
	FY 2011	$0	$0	0	$0
Charles Yesson, Director	FY 2011	$0	$0	0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable

Morris	0	0	0	0	0	0	0	0	0
Yesson	0	0	0	0	0	0	0	0	0

Compensation of Directors

The directors of Internet Infinity received the following compensation in FY 2011 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

George Morris	0	0	0	0	0	0	0
Charles Yesson	0	0	0	0	0	0	0

Directors of the company receive no compensation for their services as directors. However, Charles Yesson shall receive $250 per month commencing in June 2011.

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

For the years ended March 31, 2011, and 2010, the Company granted no options. As at March 31, 2011 there are no options outstanding.

CAPITAL

During the years ended March 31, 2011 and 2010, the company did not issue any shares.

As of March 31, 2011 and 2010 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding. As of March 13, 2011 and 2010 the Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 28,718,780 shares were issued and outstanding.

SUBSEQUENT EVENTS

Events subsequent to March 31, 2011 have been evaluated through July 11, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to be disclosed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth, as of July 12, 2011 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

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

Fiscal Year ended March 31, 2010	$15,500

Fiscal Year ended March 31, 2011	$

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2010	$-0-

Fiscal Year ended March 31, 2011	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2010	$-0-

Fiscal Year ended March 31, 2011	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2010	$700-

Fiscal Year ended March 31, 2011	$700-

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

INTERNET INFINITY, INC.

July 14, 2011	By:	/s/ George Morris
George Morris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 14, 2011	By:	/s/ George Morris
George Morris
Chief Executive Officer

July 14, 2011	By:	/s/ George Morris
George Morris
Chief Financial Officer, President and Director

July 14, 2011	By:	/s/ Charles Yesson
Charles Yesson
Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633
INDEX TO EXHIBITS

FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

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