Form 10-Q
period 2011-06-30
INTERNET INFINITY, INC.
filed 2011-08-17
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 14, 2011, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET INFINITY INC.
Balance Sheet
June 30, 2011 and March 31, 2011

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Restated)

ASSETS
Current Assets
Cash and Cash Equivalents	5,413	432

Total Assets	$5,413	$432

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$11,417	$9,066
Notes Payable - Related Parties	623,233	621,669
Due to Officer	359,547	345,706
Due to related party	7,209	7,209

Total Liabilities	1,001,406	983,650

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at March 31, 2010 and 2009
Common Stock, $0.001 par value, 100,000,000 shares authorized,
28,718,780 shares issued and outstanding as at June 30, 2011, and
28,718,780 shares isued and outstading as at March 31, 2011	28,719	28,719
Additional Paid-in Capital	1,161,140	1,161,140
Accumulated Deficit	(2,185,852)	(2,173,077)

Total Stockholders' Equity (Deficit)	(995,993)	(983,218)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,413	$432

INTERNET INFINITY INC.
Statement of Operations
for the three months ended June 30, 2011, 2010 and 2009
(Unaudited)

	2011	2010

Revenue	-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses:
Professional Fees	1,800	3,257
Consulting	445	—
Other	223	589
Total Operating Expenses	2,468	3,846

Loss from operations	(2,468)	(3,846)

Non-operating income (expense)
Interest expense	(10,307)	(14,553)
Total other expense	(10,307)	(14,553)

Loss before income taxes	(12,775)	(18,399)

Provision for income taxes	—	—

Net Loss	$(12,775)	$(18,399)

Basic and diluted net loss per common share	$(0)	$(0)

Basic and diluted weighted average number of
common shares outstanding	28,718,780	28,718,780

INTERNET INFINITY INC.
Statement of Stockholders' Equity (Deficit)
For the years ended March 31, 2007 to March 31, 2010

	Common Stock		Additional	Accum-	Total
	Number of		Paid-In	ulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances as of April 1, 2006	18,718,780	$18,719	$825,877	$(1,677,595)	$(832,999)

Shares issued part for debt
settlement, part for cash	10,000,000	10,000	240,000		250,000

Net loss for the year				(130,344)	(130,344)

Balances, March 31, 2007	28,718,780	$28,719	$1,065,877	$(1,807,939)	$(713,343)

Capital contribution			3,667		3,667

Net loss for the year				(119,527)	(119,527)

Balances, March 31, 2008	28,718,780	$28,719	$1,069,544	$(1,927,466)	$(829,203)

Capital contribution			5,499		5,499

Net loss for the year				(107,528)	(107,528)

Balances, March 31, 2009	28,718,780	$28,719	$1,075,043	$(2,034,994)	$(931,232)

Net loss for the year				(76,508)	(76,508)

Balances, March 31, 2010	28,718,780	$28,719	$1,075,043	$(2,111,502)	$(1,007,740)

Officer contributed assumption
of payables			35,537		35,537
Officer contributed assumption
of investor notes and interest			50,560		50,560
Net loss for the year				(61,575)	(61,575)

Balances, March 31, 2011	28,718,780	28,719	1,161,140	(2,173,077)	(983,218)

Net loss for the period				(12,775)	(12,775)

Balances, June 30, 2011	28,718,780	28,719	1,161,140	(2,185,852)	(995,993)

INTERNET INFINITY INC.
Statement of Cash Flows
for the three months ended June 30, 2011 and 2010
(Unaudited)
	2011	2010

Cash flows from operating activities:
Net loss	$(12,775)	$(18,399)
Adjustments to reconcile net loss to
net cash used by operating activities:		—
Accrued interest	10,307
Change in operating assets and liabilities:
Accounts payable	2,351	2,671
Net cash (used by) operating activities	(117)	(15,728)

Cash flows from financing activities:
Increase (decrease) in due to officer	9,599	21,125
Repayment of note payable-related party	(4,500)
Net cash provided by financing
activities	5,099	21,125

Net increase (decrease) in cash	4,982	5,397

Cash, beginning of the period	432	—

Cash, end of the period	$5,414	$5,397

Supplemental cash flow disclosure:
Interest paid during the year	$—	$—
Taxes paid during the year	$—	$—

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 1	ORGANIZATION

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2011, reflect:

-	Cash: Level One measurement based on bank reporting.
-	Notes payable to Officers and related parties: Level 2 based on promissory notes.

Income taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established. Net operating losses of approximately $900,000 have begun to expire. The balance is available through the year 2025, unless first utilized.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

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

The Company has no potentially dilutive securities outstanding as of June 30, 2011.

Restatement of Audited March 31, 2011 Balance Sheet

The audited balance sheet of March 31, 2011 balance sheet has been restated to transfer accumulated interest on Notes Payable-Related Parties from Accounts Payable into the aggregate balance of Notes Payable Related Parties. The transfer of accumulated interest from current liability to long term on the June 30, 2011 balance sheet reflects the expectation that the accrued interest will not be paid in the following accounting cycle. The balance sheet of March 31, 2011 has been restated to match the current classification for a more comparable presentation.

Recent Accounting Pronouncements

On December 1, 2010 the Company adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable entities. The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have a n impact on its results of operations or financial position.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and has an accumulated deficit of $2,185,852 and its total liability exceeds its assets by $995,993.  The Company incurred net losses of ($12,775) and $18,399 for the three months ended June 30, 2011 and 2010, respectively.

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

NOTE 4	CAPITAL

During the three months ended June 30, 2011, the Company did not issue any shares.

As of June 30, 2011 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding. As of June 30, 2011 the Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 28,718,780 shares were issued and outstanding.

found no subsequent events to be disclosed

NOTE 5	RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.06%
Morris & Associates, Inc.	71.30%
Electronic Media Central, Corp.	82.87%
Apple Realty, Inc.	100.00%
L &M Media, Inc.	100.00%

The Company has notes payable to related parties on June 30, 2011 as follows:

Anna Moras (mother of George Morris), with interest at 6% per annum, unsecured and due upon 90 days written notice. Interest expense for the years ended June 30, 2011 and 2010 on this note are $! and $!, respectively		$14,652
Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. Interest expense on this note for the years ended June 30, 2011 and 2010 are $! and $!, respectively		$360,215
L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expense on this note for the years ended June 30, 2011 and 2010 are $3,159 and $2,908, respectively		$29,466

Total notes payable – related parties		$404,333
Accumulated interest thereon		$218,900
Notes Payable Related Parties and Accrued Interest		$623,333
Due to Officer

The Company has a payable to officer June 30, 2011 as follows:	Current	$14,821
Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principle payments to George Morris and is in default of this note

Note payable – Officer		71,662
Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principle payments to George Morris and is in default of this note	Current

Officer Draw/Payable	Current	196,287

Total		$282,770
Accumulated interest thereon		$76,777
Total Due to Officer		$359,547

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of June 30, 2011.  The amount is interest free, unsecured and due on demand.

During the three months ended June 30, 2010, the Company’s officers and directors did not charge for their services.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

NOTE 6	INCOME TAXES

No provision was made for federal income tax for the three months ended June 30, 2011, since the Company had significant net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

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

For the three months ended June 30, 2011, the Company granted no options. As at June 30, 2011 there are no options outstanding.

Item	2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2011 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – First Quarter of (“Q1”) Fiscal 2011 Compared to First Quarter (“Q1”) of Fiscal 2010

Sales

Internet Infinity revenues for Q1 2011 were $0, as compared with revenues of $0 in Q1 2010. This inability to increase revenues is attributable to the slowing economy and the lack of success in finding eCommerce acquisitions.

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q1 2011, as compared to $0 for Q1 2010 since there were no sales.

Operating Expenses

Operating expenses for Q1 2011 decreased to $2,468 from $3,846 for Q1 2010. This decrease in operating expenses is primarily due to a decrease in operating activity.

Net Income (Loss)

The company had a net loss of $2,468 from operations in Q1 2011, as compared with a net loss of $3,846 from operations in Q1 2010. Overall, we had net loss after taxes including interest expense of $10,307 for Q1 2011 compared to $14,553 for Q1 of 2010.

Balance Sheet Items

Our cash position increased to $5,413 at June 30, 2011 (Q1 2011) from $5,397at June 30, 2010 (Q1 2010).

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

·	an obligation under a guarantee contract,
·	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

·	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
·	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

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

17

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

INTERNET INFINITY, INC.

Dated: August 17, 2011	By:	/s/ George Morris
George Morris, Chief Executive Officer

