Form 10-Q
period 2011-09-30
INTERNET INFINITY, INC.
filed 2011-11-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 12, 2011, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET INFINITY INC.

Balance Sheet

As at September 30, 2011 and March 31, 2011

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Restated)

ASSETS
Current Assets
Cash and Cash Equivalents	401	432
Accounts Receivable	5,000

Total Assets	$5,401	$432

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$11,417	$9,066
Note Payable - Related Party	599,476	400,000
Other Notes Payable - Related Parties	50,153	221,669
Due to Officer	341,459	345,706
Due to related party	7,209	7,209

Total Liabilities	1,009,714	983,650

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at March 31, 2010 and 2009
Common Stock, $0.001 par value, 100,000,000 shares authorized, 28,718,780 shares issued and outstanding as at June 30, 2011, and 28,718,780 shares isued and outstading as at March 31, 2011	28,719	28,719
Additional Paid-in Capital	1,161,140	1,161,140
Accumulated Deficit	(2,194,172)	(2,173,077)

Total Stockholders' Equity (Deficit)	(1,004,313)	(983,218)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,401	$432

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.

Statement of Operations

for the six months ended September 30, 2011 and 2010

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	5,000		5,000	$—

Cost of Revenue	—	—	—	—

Gross Profit	5,000	—	5,000	—

Operating Expenses:
Professional Fees	2,559	2,680	4,359	2,680
Consulting	200	1,100	645	—
Other	254	74	477	1,174
Total Operating Expenses	3,013	3,854	5,481	3,854

Loss from operations	1,987	(3,854)	(481)	(3,854)

Non-operating income (expense)
Interest expense	(10,307)		(20,614)	—
Total other expense	(10,307)	—	(20,614)	—

Loss before income taxes	(8,320)	(3,854)	(21,095)	(3,854)

Provision for income taxes	—	—	—	—

Net Loss	$(8,320)	$(3,854)	$(21,095)	$(3,854)

Basic and diluted net loss per common share	$(0)	$(0)	$(0)	$(0)

Basic and diluted weighted average number of common shares outstanding	28,718,780	28,718,780	28,718,780	28,718,780

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.

Statement of Stockholders' Equity (Deficit)

For the years period April 1, 2007 to September 30, 2011

(Unaudited)

	Common Stock		Additional	Accum-	Total
	Number of		Paid-In	ulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances as of April 1, 2006	18,718,780	$18,719	$825,877	$(1,677,595)	$(832,999)

Shares issued part for debt settlement, part for cash	10,000,000	10,000	240,000		250,000

Net loss for the year				(130,344)	(130,344)

Balances, March 31, 2007	28,718,780	$28,719	$1,065,877	$(1,807,939)	$(713,343)

Capital contribution			3,667		3,667

Net loss for the year				(119,527)	(119,527)

Balances, March 31, 2008	28,718,780	$28,719	$1,069,544	$(1,927,466)	$(829,203)

Capital contribution			5,499		5,499

Net loss for the year				(107,528)	(107,528)

Balances, March 31, 2009	28,718,780	$28,719	$1,075,043	$(2,034,994)	$(931,232)

Net loss for the year				(76,508)	(76,508)

Balances, March 31, 2010	28,718,780	$28,719	$1,075,043	$(2,111,502)	$(1,007,740)

Officer contributed assumption of payables			35,537		35,537
Officer contributed assumption of investor notes and interest			50,560		50,560
Net loss for the year				(61,575)	(61,575)

Balances, March 31, 2011	28,718,780	28,719	1,161,140	(2,173,077)	(983,218)

Net loss for the six months				(21,095)	(21,095)

Balances, September 30, 2011	28,718,780	28,719	1,161,140	(2,194,172)	(1,004,313)

The accompanying notes are an integral part of these financial statements.

INERNET INFINITY INC.

Statement of Cash Flows

for the six months ended September 30, 2011 and 2010

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(21,095)	$(22,254)
Adjustments to reconcile net loss to net cash used by operating activities:	—	—
Change in operating assets and liabilities:
Accounts receivable	(5,000)
Accounts payable	2,351	(6,453)
Net cash (used by) operating activities	(23,744)	(28,707)

Cash flows from financing activities:
Increase (decrease) in due to officer	(4,247)	33,960
Repayment of note payable-related party	27,960
Net cash provided by financing activities	23,713	33,960

Net increase (decrease) in cash	(31)	5,253

Cash, beginning of the period	432	—

Cash, end of the period	$401	$5,253

Supplemental cash flow disclosure:
Interest paid during the year	$—	$—
Taxes paid during the year	$—	$—

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 1               ORGANIZATION

Internet Infinity, Inc. (III or “the Company”) was incorporated in the State of Delaware on October 27, 1995.  III was in the business of distribution of electronic media duplication services and electronic blank media.  The Company was re-incorporated in Nevada on December 17, 2004.  The Company chose March 31 as its fiscal year end. The Company is currently seeking an acquisition or merger to redirect the structure and management to new profitable activities.

NOTE 2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

–	Level 1: Quoted prices in active markets for identical assets or liabilities.

–	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

–	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2011, reflect:

–	Cash: Level One measurement based on bank reporting.
–	Notes payable to Officers and related parties: Level 2 based on promissory notes.

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

The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established. Net operating losses of approximately $920,000 have begun to expire. The balance is available through the year 2025, unless first utilized.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2011.

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

NOTE 3               UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and has an accumulated deficit of $2,194,172 and its total liability exceeds its assets by $1,015,115.  The Company incurred net losses of $(21,095) and $(3,854) for the six months ended September 30, 2011 and 2010, respectively.

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

NOTE 4               CAPITAL

During the six months ended September 30, 2011, the Company did not issue any shares.

As of September 30, 2011 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding. As of September 30, 2011 the Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 28,718,780 shares were issued and outstanding.

NOTE 5               RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.06%
Morris & Associates, Inc.	71.30%
Electronic Media Central, Corp.	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties on September 30, 2011 as follows:

Anna Moras (mother of George Morris), with interest at 6% per annum, unsecured and due upon 90 days written notice. The funds were advanced in stages, and were allocated in part as payables to Anna Moras, Apple Realty, Inc. and George Morris. The amounts were reclassified March 31, 2011 to aggregate the advances. The March 31, 2010 balance sheet has been recast accordingly	$400,000
Accrued Interest	199,476
Total	599,476

Other Relatred Parties

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note was in connection with consulting fees and office expenses owed. It was reallocated to the Anna Moras Note	$0

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum	$29,466

Total notes payable – related parties	$29,466

Accumulated interest thereon	$20,687

Total Other Related Parties and Accrued Interest	$50,153

Due to Officer

The Company has a payable to officer September 30, 2011 as follows:

Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principle payments to George Morris and is in default of this note	Current	$14,821

Note payable – Officer Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made any principle payments to George Morris and is in default of this note	Current	52,628

Officer Draw/Payable	Current	196,287

Other		2,400
Total		$251,315

Accumulated interest thereon		$90,144

Total Due to Officer		$341,459

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of September 30, 2011.  The amount is interest free, unsecured and due on demand.

During the six months ended September 30, 2010, the Company’s officers and directors did not charge for their services.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
Total	$400	$4,800

The Company has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses. The charges are currently in abeyance.

NOTE 6               INCOME TAXES

No provision was made for federal income tax for the six months ended September 30, 2011, since the Company had significant net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

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

For the six months ended September 30, 2011, the Company granted no options. As at September 30, 2011 there are no options outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended September 30, 2011 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – Second Quarter (“Q2”) Fiscal 2011 Compared to Second Quarter (“Q2”) Fiscal 2010.

Revenue

Internet Infinity revenues for Q2 2011 were $5,000 as compared with revenues of $0 in Q2 2010. This initial revenuefrom one client is attributable to the commencement of efforts to create an eCommerce Association.

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q2 2011, as compared to $0 for Q2 2010 since the initial customer sign-up was solicited directly by management at no cost to the company..

Operating Expenses

Operating expenses for Q2 2011decreased to $3,013 from $3,854 for Q2 2010. This decrease in operating expenses is primarily due to tight control in accounting and government reporting costs to prepare for new eCommerce Association.

Net Income (Loss)

The company had a net loss of $8,320 from operations in Q2 2011, as compared with a net loss of $3,854 from operations forQ22010. Our main expense was interest expense of $10,307 paid for Q2 2011 compared to $0paid for Q1 of 2010.

Balance Sheet Items

Our cash position decreased to $401 at September 30, 2011 from $403 at September 30, 2010.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction agreement with an entity unconsolidated with us under which we haveobligations beyond the mutual development of the new eCommerce Association for mutual future benefit, or:.

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

Item Legal Proceedings

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

Exhibits

2.3	Articles of Merger (Pursuant to NRS 92A.200) which merges Internet Infinity, Inc., a Delaware corporation, with Internet Infinity, Inc., a Nevada corporation, with the Nevada corporation being the surviving entity***
3	Articles of Incorporation of Internet Infinity, Inc.*
3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*
3.2	Bylaws of Internet Infinity, Inc.*
3.3	Corporate Charter and Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation***
3.4	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++
10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*
10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*
10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*
10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**
14	Code of Ethics for CEO and Senior Financial Officers+
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

INTERNET INFINITY, INC.

Dated: November 14, 2011	By:	/s/ George Morris
George Morris, Chief Executive Officer

