Form 10-Q
period 2011-12-31
INTERNET INFINITY, INC.
filed 2012-02-13
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31. 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 0-27633

INTERNET INFINITY, INC.

(Exact name of registrant as specified in its charter)

State of Incorporation: Nevada

IRS Employer I.D. Number: 95-4679342

220 Nice Lane #108

Newport Beach, , California 92663

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

As of February 12, 2012, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET INFINITY, INC.
Balance Sheet
as at December 31, 2011 (unaudited) and March 31, 2011

	December 31,	March 31,
	2011	2011
	(Unaudited)

ASSETS
Cash and cash equivalents	$949	$432
Accounts Receivable	$5,000	$—

	5,949	$432
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$11,416	$9,066
Note Payable - Related Parties	649,696	621,669
Due to Officer	353,880	345,706
Due to related party	7,209	7,209

Total Current Liabilities	1,022,201	983,650

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at March 31, 2011 and December 31,2011
Common Stock, $0.001 par value, 100,000,000 shares authorized,
28,718,780 shares issued and outstanding as at December 31, 2011 and March 31, 2011	28,719	28,719
Additional Paid-in Capital	1,161,140	1,161,140
Accumulated Deficit	(2,206,111)	(2,173,077)

Total Stockholders' Equity (Deficit)	(1,016,252)	(983,218)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,949	$432

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.
Statement of Operations
for the Three and Nine Month Periods Ended December 31, 2011 and 2010
(Unaudited)

	For the 3 months ended		For the 9 months ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue	$—	$—	$5,000	$—

Cost of Revenue	—	—	—	—

Gross Profit	—	—	5,000	—

Operating Expenses:
Professional Fees	150	990	4,509	6,927
Consulting		—	645	1,100
Other	411	190	888	914
Total Operating Expenses	561	1,180	6,042	8,941

Loss from operations	(561)	(1,180)	(1,042)	(8,941)

Non-operating income (expense)
Interest expense	(11,378)	(60)	(31,992)	(14,553)
Total other expense	(11,378)	(60)	(31,992)	(14,553)
				—
Loss before income taxes	(11,939)	(1,240)	(33,034)	(23,494)

Provision for income taxes	—	—	—	—

Net Loss	$(11,939)	$(1,240)	$(33,034)	$(23,494)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	28,718,780	28,718,780	28,718,780	28,718,780

The accompanying notes are an integral part of these financial statements

INTERNET INFINITY INC.
Statement of Cash Flows
for the nine months ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(33,034)	$(23,494)
Adjustments to reconcile net loss to net cash used by operating activities:	—	—
Change in operating assets and liabilities:
Accounts Receivable	(5,000)	—
Accounts payable	5,244	(6,454)
Net cash (used by) operating activities	(32,790)	(29,948)

Cash flows from investing activities

Net cash (used by) investing activities	—	—

Cash flows from financing activities:
Increase (decrease) in due to related party	25,133	—
Increase (decrease) in due to officer	8,174	30,361
Net cash provided by financing activities	33,307	30,361

Net increase (decrease) in cash	517	413

Cash, beginning of the period	432	—

Cash, end of the period	$949	$413

Supplemental cash flow disclosure:
Interest paid during the year	$—	$—
Taxes paid during the year	$—	$—

The accompanying notes are an integral part of these financial statements

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

December 31, 2011

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

NOTE 2                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine month period ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of December 31, 2011, reflect:

-	Cash: Level One measurement based on bank reporting.
-	Notes payable to Officers and related parties: Level 2 based on observable inputs.

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

The Company generated a deferred tax credit through net operating loss carry-forward. However, a valuation allowance of 100% has been established. Net operating losses of approximately $2,206,000 have begun to expire. The balance is available through the year 2025, unless first utilized.

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

The Company has no potentially dilutive securities outstanding as of December 31, 2011.

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

NOTE 3                      UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and has an accumulated deficit of $2,206,111 and its total liability exceeds its assets by $1,016,252.  The Company incurred net losses of $(33,034) and $(23,494) for the nine months ended December 31, 2011 and 2010, respectively.

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

NOTE 4                      This Note left intentionally blank

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

The Company has notes payable to related parties on December 31, 2011 as follows:

Anna Moras (mother of George Morris), with interest at 6% per annum, unsecured and due upon 90 days written notice. The funds were advanced in stages, and were allocated in part as payables to Anna Moras, Apple Realty, Inc. and George Morris. The amounts were aggregated June 30, 2011 and the fiscal year end balance sheet at March 31, 2010 was recast accordingly
Note, aggregated	$400,000
Accrued Interest	199,099
Total Anna Moras	599,099

Apple Realty, Inc. (related through a common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrued at 6% per annum. This note was in connection with consulting fees and office expenses owed. It was reallocated to Anna Moras	$0

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note. The note is due on demand, unsecured and interest accrues at 6% per annum	$29,466
Accumulated interest thereon	21,131
Total L&M Media, Inc	50,597

Total Notes Payable – Related Parties	$649,696

Due to Officer

The Company has a payable to officer December 31, 2011 as follows: Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principle payments to George Morris and is in default of this note	Current	$14,821

Note payable – Officer Unsecured note payable upon demand to George Morris, with interest at 6% per annum. The Company has not made principle payments to George Morris and is in default of this note	Current	52,630

Officer Draw/Payable	Current	196,287

Other		10,580
Total		$274,316

Accumulated interest thereon		$79,562

Total Due to Officer		$353,880

Due to Related Party		$7,209

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of December 31, 2011.  The amount is interest free, unsecured and due on demand.

During the nine months ended December 31, 2011, the Company’s officers and directors did not charge for their services.

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

NOTE 6                      INCOME TAXES

No provision was made for federal income tax for the six months ended December 31 2011, since the Company had significant net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

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

For the nine months ended December 31, 2011, the Company granted no options. As at December 31, 2011 there are no options outstanding.

NOTE 8                      CAPITAL

During the nine months ended December 31, 2011, the Company did not issue any shares.

As of December 31, 2011 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding. As of December 31, 2011 the Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 28,718,780 shares were issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended December 31, 2011 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – Third Quarter (“Q3”) Fiscal 2011 Compared to Third Quarter (“Q3”) Fiscal 2010.

Revenue

Internet Infinity revenues for Q3 2011 were $0 as compared with revenues of $0 in Q3 2010.

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q3 2011, as compared to $0 for Q3

Operating Expenses

Operating expenses for Q3 2011 decreased to $561 from $1,180 for Q3 2010. This decrease in operating expenses is primarily due to tighter control in accounting and government reporting costs.

Net Income (Loss)

The company had a net loss of $11,939 from operations in Q3 2011, as compared with a net loss of $1,240 from operations for Q3 2010. Our main expense was interest expense of $11,378 paid for Q3 2011 compared to $60 paid for Q3 of 2010.

Balance Sheet Items

Our cash position increased to $949 at December 31, 2011 from $413 at December 31, 2010.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction agreement with an entity unconsolidated with us under which we have obligations beyond the mutual development of the new eCommerce Association for mutual future benefit, or:.

-	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
-	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
-	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

On December 31, 2011,Internet Infinity, Inc. (“Company”), through and with the vote and recommendation of its controlling shareholder, George Morris and Anna Moras, accepted the resignation of Charles Yesson who retired without cause as a member of the Board of Directors and Chairman of the Audit Committee. Yesson’s position shall be filled by the first Quarter ending March 31, 2012. George Morris, shall assume the position of the Audit Committee Chairman until a new Board member and Audit Committee chairman is appointed.

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

INTERNET INFINITY, INC.

Dated: February 13, 2012	By:	/s/ George Morris
George Morris, Chief Executive Officer

