Form 10-K
period 2012-03-31
INTERNET INFINITY, INC.
filed 2012-07-06
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

OR

[  ] TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

INTERNET INFINITY, INC.

(Exact name of registrant as specified in its charter)

Nevada	0-27633	95-4679342
(state of	(Commission File Number)	(IRS Employer
incorporation)		I.D. Number)

220 Nice Lane #108

Newport Beach, CA 92663

(310) 493-2244

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer’s revenues for its most recent fiscal year: $3,000

State the aggregate market value of the 4,221,084 voting and non-voting common equity held by non-affiliates computed by reference to the $0.010 average bid and asked price of such common equity, as of June 30, 2012: $42,210.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 29, 2012, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

The matters discussed in this section and in certain other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may”, “will”, “could”, “should”, “intends”, “thinks”, “believes”, “anticipates”, “estimates”, “plans”, “expects”, or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report.

The following cautionary statements identify important factors that could cause Internet Infinity, Inc. (“The Company,” “we” or “Company’s”) actual results to different materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on The Company’s results of operations include:

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

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in Company’s other filings with the Securities and Exchange Commission (“SEC”), news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for The Company to predict which will arise. In addition, The Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.	DESCRIPTION OF BUSINESS.

Business Development.

Our mission is to help our clients develop and grow their Internet business through our human, capital and technical resources. Our plan is to operate as a registered Business Development Company (“BDC”)to deliver our services. But there is no guarantee that we can register or stay registered as a BDC.

Internet Infinity, Inc. (the “Company”) or (“ITNF”) was incorporated on October 27, 1995 in the State of Delaware. We will conduct our business from our sales headquarters office in Las Vegas Nevada. We first had revenues from operations in 1996.

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

Today, Internet Infinity is seeking profitable, “positive cash flow” company acquisition targets that plan to expand in the “Internet” business. We only had $5,000 revenue in FY 2012, and no revenue in FY 2011 due to a near fatal auto accident that took our chairman and president, George Morris, out of everyday management. However, even though Dr. Morris has returned in good health, there is no assurance that any acquisition or project or a merger can or will be successful at any time. However, we remain optimistic with our business development model and seek a new board of directors, management and advisors to grow the company.

Our plan is to reach out to the management of companies with high potential Internet operations to help them grow further or plan a profitable exit. Further, we believe that transparency in financial reporting to the SEC by our clients, can help our clients move forward to get the capital and managerial assistance then need to succeed. Our Company believes that we can succeed synergistically with the partnering of other private or public Internet companies. The public stock company management experience of our Board of Directors and personal contacts in the investment banking community along with a background in merger and acquisition could allow for a profitable business combination with ITNF and its clients.

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

Employees

We employ no persons full or part time and plan to have only limited part-time independent contractors for the near future..

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

There were no matters submitted to a vote of the stockholders of our company during FY 2012 through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. Internet Infinity’s common stock is quoted on the Electronic OTC Bulletin Board. Its symbol is “ITNF.”

During the last two fiscal years, the range of high and low trading information for our common stock is set forth below. The source of this information is the OTC Bulletin Board.

The quotations reflect the inter-dealer prices without markup, markdown or commissions and may not represent actual transactions.

		High	Low
FY 2010	1st Qtr.	0.01	0.00
	2nd Qtr.	0.02	0.00
	3rd Qtr.	0.01	0.00
	4th Qtr.	0.01	0.00

FY 2011	1st Qtr.	0.01	0.00
	2nd Qtr.	0.02	0.00
	3rd Qtr.	0.01	0.00
	4th Qtr.	0.01	0.00

FY 2012	1st Qtr.	0.06	0.15
	2nd Qtr.	0.04	0.04
	3rd Qtr.	0.03	0.21
	4th Qtr.	0.147	0.00

On March 31, 2012 there were 28,718,780 shares of common stock outstanding. No shares are subject to securities convertible into such shares of stock.

Holders. On March 31, 20122012 there were approximately 230 holders of record of our common stock. Some 2,309,984 shares of common stock are held in brokerage accounts under the record name of “Cede & Co.”

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

Reports to Security Holders.

We file reports with the Securities and Exchange Commission. These reports are annual 10-K, quarterly 10-Q and periodic 8-K reports. We will furnish stockholders by request on the internet with annual reports containing financial statements audited by independent certified public accountants and such other periodic reports as we may deem appropriate or as required by law. The public may read and copy any materials we file with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Internet Infinity is an electronic filer, and the SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of such site is http://www.sec.gov.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Financial Statements.”

Results of Operations

The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2011 and March 31, 2012.

	Years Ended 3-31
	2011	2012

Sales	100.0%	100.0%
Cost of sales	00.0	00.0
Gross margin	00..0	100.0
Selling, general and
Administrative
Expenses	(100.0)	(149.0)
Interest income (expense)	(00.0)	(846.0)
Net income (loss) before Income taxes	(100.0)	(895.0)

Sales

Sales increased from $0.00 in the fiscal year ended March 31, 2011 to $5,000 in the fiscal year ended March 31, 2012 The increase in sales was attributable primarily to our initial efforts in internet business development services for clients..

Gross Peofit

Gross profit increased from $0 in fiscal year ended March 31, 2011 to $5,000 in fiscal year 2012. The increase in gross margin was attributable to initial consulting fees.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $9,216 from $16,664, in fiscal year 2011, to $7,448 in fiscal year 2012. A breakdown of the changes is:

●	Consulting fees to related party decreased to $675 in fiscal year 2012 from $1,100 in 2011

●	Professional fees decreased to $5,847 in fiscal year 2012 from $14,249 in 2011

●	Other expenses decreased to $925 in fiscal year 2012 from $1,315 in 2011.

●	Salaries and related expense remained at $0 for 2012 and $0 in 2011.

Net Profit (Loss)

We had a net loss from operations, with no provision for income taxes in Nevada, in the fiscal year ended March 31, 2012 of $2,448, or $0.00 a share of our common stock. In the fiscal year ended March 31, 2011 we had a net loss, after a provision for income taxes, of $16,664, or $0.00 a share of common stock. The small loss decreased was primarily due to a low income and low operating expenses..

Balance Sheet Items

The net loss of $44,7475 for the fiscal year ended March 31, 2012 increased the retained earnings deficit from $2,173,077 on March 31, 2011 to $2,217,824 on March 31, 2012. Our cash position increased to $4,288 for the fiscal year ended March 31, 2012 from $432 for the fiscal year ended March 31, 2011. Accounts receivable net of allowance for doubtful accounts from non-affiliates increased to $5,000 at the end of fiscal year 2012 from zero for 2011, while inventory remained unchanged at zero for the fiscal year ended March 31, 2011 and 2012.

Outlook

The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

We have been able to stay in operation only (1) from the initial cash flow from the sale of consulting services, and (2) because George Morris, our President personally advanced funds to our Company when needed.

Internet Infinity, Inc. management believes that it will not generate sufficient cash flow to support operations during the twelve months ended March 31, 2013. Although sales could decrease and expenses could increase and even if our company can generate a net profit and positive cash flow from operations, additional funds will be necessary for continued operation of the company.

Our auditors have issued a going concern statement in Note 3 of the attached financial statements.

In addition to cash provided from operations, loans from George Morris, our President may provide additional cash to Internet Infinity.

The payment record of our existing customers is no longer relevant.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

●	an obligation under a guarantee contract,
●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
●	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders

Internet Infinity Inc.

Irvine, California

I have audited the accompanying balance sheet of Internet Infinity Inc. as of March 31, 2012 and 2011 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Internet Infinity Inc. as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/s/ John Kinross-Kennedy
John Kinross-Kennedy
Certified Public Accountant
Irvine, California

July 2, 2012

INTERNET INFINITY INC.
Balance Sheet
as at March 31,

	2012	2011

ASSETS
Current Assets
Cash and Cash Equivalents	$4,188	$432
Account Receivable	5,000	-

Total Assets	$9,188	$432

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$233,211	$226,402
Notes Payable - Related Parties	429,466	404,333
Due to Officer	367,267	345,706
Due to related party	7,209	7,209

Total Liabilities	1,037,153	983,650

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at March 31, 2012 and 2011
Common Stock, $0.001 par value, 100,000,000 shares authorized, 28,718,780 shares issued and outstanding as at March 31, 2012 and 2011	28,719	28,719
Additional Paid-in Capital	1,161,140	1,161,140
Accumulated Deficit	(2,217,824)	(2,173,077)

Total Stockholders' Equity (Deficit)	(1,027,965)	(983,218)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,188	$432

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.
Statement of Operations
for the year ended March 31, 2012 and 2011

	2012	2011

Revenue	$5,000	$-

Cost of Revenue	-	-

Gross Profit	5,000	-

Operating Expenses:
Professional Fees	5,847	14,249
Consulting	675	1,100
Other	926	1,315
Total Operating Expenses	7,448	16,664

Loss from operations	(2,448)	(16,664)

Non-operating income (expense)
Interest expense	$(42,299)	$(44,911)
Total other expense	(42,299)	(44,911)

Loss before income taxes	(44,747)	(61,575)

Provision for income taxes	$-	$-

Net Loss	$(44,747)	$(61,575)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	28,718,780	28,718,780

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.
Statement of Stockholders' Equity (Deficit)
For the years ended March 31, 2007 to March 31, 2012

	Common Stock		Additional		Total
	Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances as of April 1, 2006	18,718,780	$18,719	$825,877	$(1,677,595)	$(832,999)

Shares issued part for debt settlement, part for cash	10,000,000	10,000	240,000		250,000
Net loss for the year				(130,344)	(130,344)

Balances, March 31, 2007	28,718,780	$28,719	$1,065,877	$(1,807,939)	$(713,343)

Capital contribution			3,667		3,667

Net loss for the year				(119,527)	(119,527)

Balances, March 31, 2008	28,718,780	$28,719	$1,069,544	$(1,927,466)	$(829,203)

Capital contribution			5,499		5,499

Net loss for the year				(107,528)	(107,528)

Balances, March 31, 2009	28,718,780	$28,719	$1,075,043	$(2,034,994)	$(931,232)

Net loss for the year				(76,508)	(76,508)

Balances, March 31, 2010	28,718,780	$28,719	$1,075,043	$(2,111,502)	$(1,007,740)

Officer contributed assumption of payables			35,537		35,537
Officer contributed assumption of investor notes and interest			50,560		50,560
Net loss for the year				(61,575)	(61,575)

Balance, March 31, 2011	28,718,780	28,719	1,161,140	(2,173,077)	$(983,218)

Net loss for the year				(44,747)	(44,747)

Balances, March 31, 2012	28,718,780	28,719	1,161,140	(2,217,824)	$(1,027,965)

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.
Statement of Cash Flows
for the years ended March 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(44,747)	$(61,575)
Adjustments to reconcile net loss to net cash used by operating activities:	-	-
Change in operating assets and liabilities:
Accounts receivable	(5,000)
Accounts payable	6,809	(30,490)
Net cash (used by) operating activities	(42,938)	(92,065)

Cash flows from investing activities

Net cash (used by) investing activities	$-	$-

Cash flows from financing activities:
Increase (decrease) in investors' notes		(27,000)
Increase (decrease) in note payable- related party	25,233	(7,067)
Increase (decrease) in due to officer	21,561	40,467
Increase (decrease) in due to related party
Officer contributed assumption of payables		35,537
Officer contributed assumption of investors' notes and accrued interest		50,560
Net cash provided by financing activities	46,794	92,497

Net increase (decrease) in cash	3,856	432

Cash, beginning of the period	432	-

Cash, end of the period	$4,188	$432

Supplemental cash flow disclosure:
Interest paid during the year
Taxes paid during the year	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

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

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company did not have any property & equipment at March 31, 2012.

Impairment of Long-lived assets

The Company periodically analyzes long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with Financial Accounting Standards Board ASC (Accounting Standards Codification) No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair Value is generally determined using a discounted cash flow analysis. As at March 31, 2012, the Company does not believe any adjustment for impairment is required.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not expect this ASU has a material impact on its financial position or carrying value of its intangible assets at this time.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of ($2,218,565) and ($2,173,077) at March 31, 2012 and 2011 respectively. The Company incurred net losses of ($45,488) and ($61,575) for the years ended March 31, 2012 and 2011, respectively.

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

NOTE 4	RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	90.59%
Morris & Associates, Inc.	71.30%
Electronic Media Central, Corp.	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties as at March 31, 2012 and 2011 as follows:

	2012	2011
Anna Moras (mother of George Morris), with interest at 6% per annum, unsecured and due upon 90 days written notice. Interest expense for the years ended March 31, 2012 and 2011 on this note was $24,000 and $2,172 respectively.	$400,000	$14,652
Apple Realty, Inc. (related through the common controlling shareholder), secured by assets of the Company, past due and payable upon demand. Interest accrues at 6% per annum. This note is in connection with consulting fees and office expenses owed. The note was transferred in 2011 to Anna Moras. Interest expense on this note for the years ended March 31, 2012 and 2011 was $0 and $21,612, respectively.	$0	$360,215
L&M Media, Inc. (related through the common controlling shareholder) – Accounts payable for purchases, converted into a note during the three month period ended September 30, 2004. The note is due on demand, unsecured and interest accrues at 6% per annum. Interest expense on this note for the years ended March 31, 2012 and 2011 was $1,768 and $1,768, respectively.	29,466	29,466
Total notes payable – related parties	$429,466	$404,333

	2012	2011
Payable to Officer
The Company has a payable to officer as follows: Unsecured miscellaneous payable upon demand to George Morris, with interest at 6% per annum, with monthly installments of $3,000 beginning June 30, 2000 and paid as available. George Morris is the chairman of the Company. The Company has not made any principal payments to George Morris and is in default of this note.	$276,686	$196,286

Note payable – Officer and; Note Payable – G. Morris Unsecured notes payable upon demand to George Morris, with interest at 6% per annum. The Company credited the Note Payable with the amount of other notes payable to investors that were assumed by G. Morris during the year. The notes were incorporated into the primary note in the year. Note payable – Officer	1,535	62,063
Note Payable – G. Morris	0	14,821
Interest payable – Officer	89,340	72,536

Payable to Officer	$367,561	$345,706

Payable to Related Companies

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of March 31, 2012 and March 31, 2011, respectively. The amount is interest free, unsecured and due on demand.

NOTE 5	OCCUPANCY COSTS

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses.

NOTE 6	INCOME TAXES

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

The net operating loss carryforward for federal and state income tax purposes of approximately

$ 2,218,000 and $2,173,000 as of March 31, 2012 and 2011 respectively. The net operating losses will begin to expire in 2015, unless utilized beforehand.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

The components of the net deferred tax asset are summarized below. The valuation allowance increased by $18,000 in 2012 as a result of the increase in net operating loss.

	03/31/2012	03/31/2011
Deferred tax asset – net operating loss	$887,000	$869,000
Less valuation allowance	(887,000)	(869,200)

Net deferred tax asset	$0	$0

NOTE 7	STOCK OPTIONS

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

For the years ended March 31, 2012, and 2011, the Company granted no options. As at March 31, 2012 there are no options outstanding.

NOTE 8	CAPITAL

During the years ended March 31, 2012 and 2011, the company did not issue any shares.

As of March 31, 2012 and 2011 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding. As of March 31, 2011 and 2010 the Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 28,718,780 shares were issued and outstanding.

NOTE 9	SUBSEQUENT EVENTS

Events subsequent to March 31, 2012 have been evaluated through June 25, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to be disclosed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 28, 2011,the Company”), through and with the recommendation of its Audit Committee and approval of its Board of Directors, engaged John Kinross-Kennedy, CPA of Irvine, California (“Kennedy”) as its independent registered public accounting firm as reported in Form 8-K June 28, 2011 filed on July 6, 2011.

Concurrent with the engagement of John Kinross-Kennedy, the Company dismissed the engagement of Kabani & Company, Inc. (“Kabani”) from its position as the Company’s independent registered public accounting firm. Kabani served as the Company’s independent registered public account firm since March 31, 2000. No report on the Company’s financial statements prepared by Kabani during the fiscal years ended March 31, 2011 and March 31, 2010 and the subsequent interim period through December 31, 2010 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the fiscal years ended March 31, 2008 and March 31, 2009 and the subsequent interim period through March 31, 2011, there were no disagreements between the Company and Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kabani, would have caused it to make reference to the subject matter of the disagreement in connection with a report. The Company’s Audit Committee recommended the dismissal of Kabani, and such recommendation was adopted by the Company’s Board of Directors.

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

ITEM 9A(T) .	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and are designed to provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2012 that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Internet Infinity’s directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2012, the directors’ terms of office and the period each director has served are set forth in the following table:

Person	Positions and Officers	Since	Expires

George Morris, 73	Chairman of the Board of Directors – President, Chief Executive Officer and Chief Financial Officer	1996	2013

Charles Yesson, 74	Director	2012	2013

GEORGE MORRIS, Ph.D. Dr. Morris has been the Chairman of the Board of Directors, principal shareholder, and Secretary of Internet Infinity since Internet Infinity went public in 1996. George Morris has also been the owner of Apple Realty, Inc. since 1974 and the owner of L&M Media, Inc. since 1990. Dr. Morris is also the the President, and principal of Morris Financial, Inc., a NASD member broker-dealer firm, since its inception in 1987. Morris has produced over 20 computer training programs in video and CD-ROM versions. Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas. Prior to founding Internet Infinity and its Affiliates, Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969- 1971) and the California State University (1971- 1999). Morris has since retired from full time teaching at the University. Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, a Director of the South Bay Business Roundtable and a speaker on a number of topics relating to business, training and education. Morris has created or been directly involved in the design, writing and development of numerous Internet web sites for Internet Infinity, blank video, Greg Norman, Northwestern University, etc. He most recently taught University courses about Internet Marketing for domestic and foreign markets and Sales Force Management.

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

Conflicts of Interest

The officers and directors of the company will not devote more than a portion of their time to the affairs of the company. There will be occasions when the time requirements of the company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

The officers and directors of the company may be directors or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the company may in the future participate in business ventures, which could be deemed to compete directly with the company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the company’s officers or directors are involved in the management of any firm with which the company transacts business. The company’s board of directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the board of directors could elect to change this policy, the board of directors has no present intention to do so. In addition, if the company and other companies with which the company’s officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the board of directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the ’34 Act.

The company’s officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the company’s officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the company’s officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the company and the company’s other shareholders, rather than their own personal pecuniary benefit.

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report

None	0	0	0

ITEM 11.	EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

George Morris, Chairman, CEO and CFO	FY 2012	$0	$0	0	$0
	FY 2011	$0	$0	0	$0

Charles Yesson, Director	FY 2012	$0	$0	0	$0
	FY 2011	$0	$0	0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable

Morris	0	0	0	0	0	0	0	0	0

Compensation of Directors

The directors of Internet Infinity received the following compensation in FY 2012 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Morris	0	0	0	0	0	0	0
Charles Yesson	0	0	0	0	0	0	0

Directors of the company receive no compensation for their services as directors. However, Charles Yesson shall receive $250 per month commencing in June 2011 and ending January 31, 2012.

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

For the years ended March 31, 2012, and 2011, the Company granted no options. As at March 31, 2012 there are no options outstanding.

CAPITAL

During the years ended March 31, 2012 and 2011, the company did not issue any shares.

As of March 31, 2012 and 2011 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding. As of March 13, 2012 and 2011 the Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 28,718,780 shares were issued and outstanding.

SUBSEQUENT EVENTS

Events subsequent to March 31, 2012 have been evaluated through July 11, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to be disclosed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth, as of July 12, 2012 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

Name and Address	Number of Shares		Percent of Outstanding Shares

Apple Realty, Inc. and	3,034,482		10.6
Hollywood Riviera Studios (1)
Box 1009
Newport Beach, CA 92659

George Morris, Chairman/CFO	24,429,196	(2)	85.1
Box 1009
Newport Beach, CA 92659

L&M Media, Inc. (1)	14,535,714		50.6
Box 1009
Newport Beach, CA 92659

Officers and Directors	24,429,196		85.1
as a group (1 person)

(1)	The shares owned of record by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. are under the control of George Morris and are attributed to him.

(2)	Mr. Morris owns 6,859,000 shares of record and is attributed the shares owned by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc., which companies are under Mr. Morris’ control.

(3)	Less than 1 percent.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Fiscal Year ended March 31, 2011	$4,500

Fiscal Year ended March 31, 2012	$4,500

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2011	$-0-

Fiscal Year ended March 31, 2012	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2011	$-0-

Fiscal Year ended March 31, 2012	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2011	$-

Fiscal Year ended March 31, 2012	$

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

INTERNET INFINITY, INC.

July 6, 2012	By:	/s/ George Morris
George Morris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 6, 2012	By:	/s/ George Morris
George Morris
Chief Executive Officer

July 6, 2012	By:	/s/ George Morris
George Morris
Chief Financial Officer, President and Director

July 6, 2012	By:	/s/ Charles Yesson
Charles Yesson
Director

INTERNET INFINITY, INC.

COMMISSION FILE NO. 0-27633

INDEX TO EXHIBITS

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2012

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

