Form 10-Q
period 2012-06-30
INTERNET INFINITY, INC.
filed 2012-08-13
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 0-27633

INTERNET INFINITY, INC.

(Exact name of registrant as specified in its charter)

State of Incorporation: Nevada

IRS Employer I.D. Number: 95-4679342

220 Nice Lane #108

Newport Beach, California 92663

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

As of August 8, 20122012, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

3

INTERNET INFINITY INC.

Balance Sheet

June 30, 2012 and March 31, 2012

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	3,847	4,188
Account Receivable	3,000	2,500

Total Assets	$6,847	$6,688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$7,851	$7,851
Accrued Interest	22,015	223,307
Notes Payable - Related Parties	29,466	429,466
Due to Officer	783,503	367,561
Due to related party	7,209	7,209

Total Liabilities	850,044	1,035,394

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at June 30, 2012 and March 31, 2012
Common Stock, $0.001 par value, 100,000,000 shares authorized, 28,718,780 shares issued and outstanding as at June 30, 2012, and 28,718,780 shares isued and outstading as at March 31, 2012	28,719	28,719
Additional Paid-in Capital	1,347,497	1,161,140
Accumulated Deficit	(2,219,413)	(2,218,565)

Total Stockholders’ Equity (Deficit)	(843,197)	(1,028,706)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,847	$6,688

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.

Statement of Operations

for the three months ended June 30, 2012, 2011

(Unaudited)

	2012	2011

Revenue	3,500	-

Cost of Revenue	-	-

Gross Profit	3,500	-

Operating Expenses:
Professional Fees	-	1,800
Consulting	-	445
Other	41	223
Total Operating Expenses	41	2,468

Net Profit (Loss) from operations	3,459	(2,468)

Non-operating income (expense)
Interest expense	(4,307)	(10,307)

Net Loss	$(848)	$(12,775)

Basic and diluted net loss per common share	$(0)	$(0)

Basic and diluted weighted average number of common shares outstanding	28,718,780	28,718,780

 The accompanying notes are an integral part of these financial statements

INTERNET INFINITY INC.

Statement of Cash Flows

for the three months ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(848)	$(12,775)
Adjustments to reconcile net loss to net cash used by operating activities:
Accrued interest	(201,292)	10,307
Change in operating assets and liabilities:
Account receivable	(500)
Accounts payable		2,351
Accrued Interest
Net cash (used by) operating activities	(202,640)	(117)

Cash flows from financing activities:
Increase (decrease) in due to officer	15,942	9,599
Accrued interest cancelled, contributed	186,357
Repayment of note payable-related party		(4,500)
Net cash provided by financing activities	202,299	5,099

Net increase (decrease) in cash	(341)	4,982

Cash, beginning of the period	4,188	432

Cash, end of the period	$3,847	$5,414

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

 The accompanying notes are an integral part of these financial statements

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending March 31, 2013.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2012, reflect:

●	Cash: Level One measurement based on bank reporting.

●	Notes payable to Officers and related parties: Level 2 based on observable inputs.

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

The Company generated a deferred tax credit through net operating loss carry-forward. However, a valuation allowance of 100% has been established. Net operating losses of approximately $2,225,000 have begun to expire. The balance is available through the year 2032, unless first utilized.

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

The Company has no potentially dilutive securities outstanding as of June 30, 2012.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This update was amended in December 2011 by ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $2,225,413 and its total liability exceeds its assets by $1,035,554. The Company incurred net losses of $(6,848) and $(12,775) for the three months ended June 30, 2012 and 2011, respectively.

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

NOTE 5 RELATED ENTITIES TRANSACTIONS

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity, Inc. (The Company)	85.06%
Morris & Associates, Inc.	71.30%
Electronic Media Central, Corp.	82.87%
Apple Realty, Inc.	100.00%
L&M Media, Inc.	100.00%

The Company has notes payable to related parties on December 31, 2011 as follows:

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note. The note is due on demand, unsecured and interest accrues at 6% per annum.		$29,466
Accumulated interest thereon		22,015
Total L&M Media, Inc		51,481

Total Notes Payable – Related Parties		$51,481

Due to Officer

George Morris. The note payable to Anna Moras (mother of George Morris) of $400,000 was transferred to the President, George Morris, on June 30, 2012. The interest rate was reduced from 6% to 0% and accrued interest of $186,954 was forgone Note		$400,000
Accrued Interest		0
Total George Morris		400,000
Note Payable	Current	276,686
Officer Draw/Payable	Current	1,535

Other		11,700
Total		$689,921

Accumulated interest thereon		$93,582

Total Due to Officer		$783,503

Due to Related Party		$7,209

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of March 31, 2012. The amount is interest free, unsecured and due on demand.

During the three months ended March 31, 2012, the Company’s officers and directors did not charge for their services.

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

NOTE 6 INCOME TAXES

No provision was made for federal income tax for the three months ended June 30, 2012, since the Company had significant net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

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

For the three months ended June 30, 2012, the Company granted no options. As at June 30, 2012 there are no options outstanding.

NOTE 8 CAPITAL

During the three months ended June 30, 2012, the Company did not issue any shares.

As of June 30, 2012 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding. As of June 30, 2012 the Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 28,718,780 shares were issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2012 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – First Quarter of (“Q1”) Fiscal 2012 Compared to First Quarter (“Q1”) of Fiscal 2011

Sales

Internet Infinity revenues for Q12012 were $3,500, as compared with revenues of $0 in Q12011. This increase in revenues is attributable to the delivery of Internet consulting services...

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q12012, as compared to $0 for Q12011since consulting advice had no cost to us at this time...

Operating Expenses

Operating expenses for Q12012 decreased to $41 from $2,468 for Q12011. This decrease in operating expenses is primarily due to a low quarterly operating activity.

Net Income (Loss)

The company had a net profit of $3,459 in Q12012, as compared with a net loss of $2,468 from operations in Q12011. Overall, we had net loss after taxes of $848 with lower interest expense of $4,307 for Q12012 compared to a $12,775 loss with $10,307 interest for Q1 of 2011.

Balance Sheet Items

Our cash position decreased to $3,847 at June 30, 2012 (Q12012) from $4,188 at June 30, 2011 (Q12011).

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

●	an obligation under a guarantee contract,
●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

●	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
●	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

4

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

5

 SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNET INFINITY, INC.

Dated: August 13, 2012	By:	/s/ George Morris
George Morris, Chief Executive Officer

6