Form 10-Q/A
period 2012-06-30
INTERNET INFINITY, INC.
filed 2012-08-29
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

DOCUMENTS INCORPORATED BY REFERENCE

INTERNET INFINITY, INC.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to INTERNET INFINITY, INC., Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibits Index

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*
2.1	Plan of Merger (Internet Infinity - Delaware into Internet Infinity - Nevada)***
2.2	State of Delaware Certificate of Merger of Domestic Corporation into Foreign Corporation which merges Internet Infinity, Inc., a Delaware corporation, with and into Internet Infinity, Inc., a Nevada corporation***
2.3	Articles of Merger (Pursuant to NRS 92A.200) which merges Internet Infinity, Inc., a Delaware corporation, with Internet Infinity, Inc., a Nevada corporation, with the Nevada corporation being the surviving entity***
3	Articles of Incorporation of Internet Infinity, Inc.*
3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*
3.2	Bylaws of Internet Infinity, Inc.*
3.3	Corporate Charter and Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation***
3.4	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++
10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*
10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*
10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*
10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**
14	Code of Ethics for CEO and Senior Financial Officers+
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document+++
101.SCH	XBRL Taxonomy Extension Schema+++
101.CAL	XBRL Taxonomy Extension Calculation Linkbase+++
101.DEF	XBRL Taxonomy Extension Definition Linkbase+++
101.LAB	XBRL Taxonomy Extension Label Linkbase+++
101.PRE	XBRL Taxonomy Presentation Linkbase+++

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

+++ Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNET INFINITY, INC.

Dated: August 28, 2012	By:	/s/ George Morris
George Morris, Chief Executive Officer