Form 10-Q
period 2012-09-30
INTERNET INFINITY, INC.
filed 2012-11-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 10 2012, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

3

INTERNET INFINITY INC.
Balance Sheet
as at September 30, 2012 and March 31, 2012

	September 30, 2012	March 31, 2012
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$4,258	$4,188
Account Receivable	1,750	2,500
Total Current Assets	6,008	6,688

Total Assets	$6,008	$6,688

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$7,851	$7,851
Accrued Interest	22,899	223,307
Notes Payable - Related Parties	29,466	429,466
Due to Officer	692,987	367,561
Due to related party	7,209	7,209

Total Liabilities	760,412	1,035,394

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at June 30, 2012 and March 31, 2012
Common Stock, $0.001 par value, 100,000,000 shares authorized, 33,718,780 shares issued and outstanding as at June 30, 2012, and 28,718,780 shares issued and outstanding as at March 31, 2012	33,719	28,719
Additional Paid-in Capital	1,459,743	1,161,140
Accumulated Deficit	(2,247,866)	(2,218,565)

Total Stockholders’ Equity (Deficit)	(754,404)	(1,028,706)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,008	$6,688

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.
Statement of Operations
For the six and three months ended September 30, 2012 and 2011

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$3,000	$5,000	$6,500	$5,000

Cost of Revenue	-	-	-	-

Gross Profit	3,000	5,000	6,500	5,000

Operating Expenses:
Professional Fees	4,347	2,559	4,347	4,359
Consulting	-	200		645
Other	492	254	533	477
Total Operating Expenses	4,839	3,013	4,880	5,481

Net Profit (Loss) from operations	(1,839)	1,987	1,620	(481)

Non-operating income (expense)
Interest expense	(20,614)	(10,307)	(30,921)	(20,614)

Loss before income taxes	(22,453)	(8,320)	(29,301)	(21,095)

Provision for income taxes	-	-	-	-

Net Loss	$(22,453)	$(8,320)	$(29,301)	$(21,095)

Basic and diluted net loss per common share	$(0)	$(0)	$(0)	$(0)

Basic and diluted weighted average number of common shares outstanding	33,718,780	28,718,780	31,718,780	28,718,780

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY INC.
Statement of Cash Flows
For the six months ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(29,301)	$(21,095)
Adjustments to reconcile net loss to net cash used by operating activities:	-	-
Change in operating assets and liabilities:
Account receivable	750	(5,000)
Accounts payable		2,351
Accrued Interest	1,326
Net cash (used by) operating activities	(27,225)	(23,744)

Cash flows from financing activities:
Proceeds of loan from officer	12,700
Increase (decrease) in due to officer	12,726	(4,247)
Repayment of notes payable-related parties	(15,000)	27,960
Increase (decrease) in notes payable-related parties	16,869
Net cash provided by financing activities	27,295	23,713

Net increase (decrease) in cash	70	(31)

Cash, beginning of the period	4,188	432

Cash, end of the period	$4,258	$401

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

Non Cash Investing and Financing Activities:
Debt contributed, cancelled	53,603	-
Stock issued in cancellation of debt	250,000	-
	303,603	-

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending March 31, 2013.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of six months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2012, reflect:

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

The Company generated a deferred tax credit through net operating loss carry-forward. However, a valuation allowance of 100% has been established. Net operating losses of approximately $2,247,866 have begun to expire. The balance is available through the year 2032, unless first utilized.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2012.

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

NOTE 3

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $2,247,866 and its total liability exceeds its assets by $754,404. The Company incurred net losses of $(29,301) and $(21,095) for the six months ended September 30, 2012 and 2011, respectively.

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

George Morris is chief financial officer, vice president, the chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

MorMorris Business Development Company (the Company).	90.59%
Int
AppApple Realty, Inc.	100.00%

Internet Infinity Inc.	85.06

The Company has notes payable to related parties on December 31, 2011 as follows:

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note. The note is due on demand, unsecured and interest accrues at 6% per annum.	$29,466
Accumulated interest thereon	22,899
Total L&M Media, Inc	52,365

Total Notes Payable – Related Parties	$52,365

Due to Officer

George Morris. The note payable to Anna Moras (mother of George Morris) of $400,000 was transferred to the President, George Morris, on June 30, 2012. The interest rate was reduced from 6% to 0% and $150,000 of accrued interest payable was transferred to George Morris. Note Payable	$576,686
Accrued Interest	102,066
Total George Morris	678,752

Note Payable	11,700
Officer Draw/Payable	2,535

Total Due to Officer	$692,987

Due to Related Party	$7,209

The Company has a payable to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder, amounting to $7,209 as of September 31, 2012. The amount is interest free, unsecured and due on demand.

During the three months ended September 31, 2012, the Company’s officers and directors did not charge for their services.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc., a company owned by the President, at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
Total	$400	$4,800

The Company has a month-to-month agreements with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses. The charges are currently in abeyance.

NOTE 6	INCOME TAXES

No provision was made for federal income tax for the six months ended September 30, 2012, since the Company had significant net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

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

For the three months ended September 30, 2012, the Company granted no options. As at September 30, 2012 there are no options outstanding.

NOTE 8	RELATED PARTY TRANSACTIONS

On June 30, 2012, 5,000,000 shares of common stock were issued to the President, George Morris, in payment for a reduction in officer loan of $100,000.

NOTE 9	CAPITAL

During the six months ended September 30, 2012, the Company issued stock as follows:

On June 30, 2012, 5,000,000 restricted common shares at $0.02 in return for a $250,000 reduction of officer loan. There was no gain/loss on the transaction.

As of September 30, 2012 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding. As of June 30, 2012 the Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 33,718,780 shares were issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended September 30, 2012 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – Second Quarter (“Q2”) of Fiscal 2012 Compared to Second Quarter (“Q2”) of Fiscal 2011

Sales

Internet Infinity revenues for Q2 2012 were $3,000, as compared with revenues of $5,000 in Q2 2011. This decrease in revenues is attributable to the delivery decrease of Internet consulting service

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q2 of 2012, as compared to $0 for Q2 of 2011 since consulting advice had no cost to us at this time.

Operating Expenses

Operating expenses for Q2 of 2012 increased to $4,839 from $3,013 for Q2 of 2011. This increase in operating expenses is primarily due to an increased quarterly operating activity.

Net Income (Loss)

The company had a net loss of $1,839 in Q2 of 2012, as compared with a net loss of $1,987 from operations in Q2 of 2011. Overall, we had net loss after of $22,453 with higher interest expense of $20,614 for Q2 of 2012 compared to an $8,320 loss with $10,307 interest for Q2 of 2011

Results of Operations – for six months ended September 30, 2012 and 2011.

Sales

Internet Infinity revenues for Six Months ended 2012 were $6,500, as compared with revenues of $5,000 in Six Months ended 2011. This increase in revenues is attributable to the delivery increase of Internet consulting services.

Cost of Sales - Gross Margin

Our cost of sales was $0 for Six Months ended 2012, as compared to $0 for Six Months ended 2011 since consulting advice had no cost to us at this time.

Operating Expenses

Operating expenses for Six Months ended 2012 decreased to $4,880 from $5,481 for Six Months ended 2011. This decrease in operating expenses is primarily due to a decrease paid for activity.

Net Income (Loss)

The company had an operating net income of $1,620 for six months ended September 30, 2012 as compared with a net loss of $481 from operations for six months ended September 30, 2011. Overall, we had net loss after of $29,301 with higher interest expense of $30,921 for six months ended September 30, 2012 compared to a $21,095 loss with $20,614 interest for six months ended September 30, 2011.

Balance Sheet Items

Our cash position increased to $4,258 at September 30, 2012 Q2 2012 from $401 at September 30, 2011 Q2 2011.

4

Item 3. Off-Balance Sheet Arrangements

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

5

PART II - OTHER INFORMATION

Legal Proceedings

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigatio

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

6

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNET INFINITY, INC.

Dated: November 9, 2012	By:	/s/ George Morris
George Morris, Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNET INFINITY, INC.

Dated: November 9, 2012	By:	/s/ George Morris
George Morris, Chief Financial Officer

7