Form 10-Q
period 2012-12-31
INTERNET INFINITY, INC.
filed 2013-02-11
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 5, 2013, there were 28,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I – FINANCIAL INFORMATION

INTERNET INFINITY INC.
Balance Sheet
as at December 31, 2012 (unaudited) and March 31, 2012

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$825	$4,188
Accounts Receivable	3,000	2,500
Total Current Assets	3,825	6,688

TOTAL ASSETS	3,825	6,688

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$7,851	$7,851
Notes Payable - Related Parties	59,575	659,982
Due to Officer	680,119	367,561

Total Current Liabilities	747,545	1,035,394

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31,2012	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 33,718,780 shares issued and outstanding as at December 31, 2012 28,718,780 shares issued and outstanding as at March 31, 2012	33,719	28,719
Additional Paid-in Capital	1,459,743	1,161,140
Accumulated Deficit	(2,237,182)	(2,218,565)

Total Stockholders’ Equity (Deficit)	(743,720)	(1,028,706)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,825	$6,688

INTERNET INFINITY INC.
Statement of Operations
for the Three and Nine Month Periods Ended December 31, 2012 and 2011
(Unaudited)

	For the 3 months ended December 31		For the 9 months ended December 31,
	2012	2011	2012	2011

Revenue	$4,250	$-	$10,750	$5,000

Cost of Revenue	-	-	-	-

Gross Profit	4,250	-	10,750	5,000

Operating Expenses:
Professional Fees	400	150	4,747	4,509
Consulting				645
Other	333	411	866	888
Total Operating Expenses	733	561	5,613	6,042

Loss from operations	3,517	(561)	5,137	(1,042)

Non-operating income (expense)
Interest expense	(4,147)	(11,378)	(23,754)	(31,992)
Total other expense	(4,147)	(11,378)	(23,754)	(31,992)

Loss before income taxes	(630)	(11,939)	(18,617)	(33,034)

Provision for income taxes	-	-	-	-

Net Loss	$(630)	$(11,939)	$(18,617)	$(33,034)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	33,718,780	28,718,780	33,718,780	28,718,780

INTERNET INFINITY INC.
Statement of Cash Flows
for the nine months ended December 31, 2012 and 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(18,617)	$(33,034)
Adjustments to reconcile net loss to net cash used by operating activities:	-	-
Change in operating assets and liabilities:
Accounts Receivable	(500)	(5,000)
Accounts payable		5,244
Accrued Interest	23,754
Net cash (used by) operating activities	4,637	(32,790)

Cash flows from investing activities

Net cash (used by) investing activities	-	-

Cash flows from financing activities:

Increase (decrease) in due to related party		25,133
Increase (decrease) in due to officer	(8,000)	8,174
Net cash provided by financing activities	(8,000)	33,307

Net increase (decrease) in cash	(3,363)	517

Cash, beginning of the period	4,188	432

Cash, end of the period	$825	$949

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

Non Cash Investing and Financing Activities:
Debt contributed, cancelled	53,603	-
Stock issued in cancellation of debt	250,000	-
	303,603	-

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS

December 30, 2012

NOTE 1	ORGANIZATION

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine month period ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year ending March 31, 2013.

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

The carrying amounts of the Company’s financial instruments as of December 31, 2012, reflect:

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

The Company generated a deferred tax credit through net operating loss carry-forward. However, a valuation allowance of 100% has been established. Net operating loss of approximately $2,237,000 is available through the year 2032, unless first utilized.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

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

The Company has no potentially dilutive securities outstanding as of December 31, 2012.

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and has an accumulated deficit of $2,237,182 and its total liability exceeds its assets by $743,720. The Company incurred net losses of $(18,617) and $(33,034) for the nine months ended December 31, 2012 and 2011, respectively.

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

NOTE 3	RELATED PARTIES TRANSACTIONS

Company President

George Morris is President, Chief Financial Officer, Vice President, the Chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Morris Business Development Company (the Company).	94.8%

Apple Realty, Inc.	100.00%

Internet Infinity Inc.	85.06%

L&M Media	100.00%

Stock Issued to Related Party

On June 30, 2012, 5,000,000 shares of common stock were issued to the President, George Morris, in payment for a reduction in officer loan of $250,000.

Notes Payable to Related Parties

The Company has notes payable to related parties on December 31, 2012 as follows:

Due to Related Parties	7,209
The Company has payables to Morris Business Development Company and Morris & Associates, Inc., two parties related through a common controlling shareholder. The amounts are interest free, unsecured and due on demand.

L&M Media, Inc. (related through a common controlling shareholder) – Accounts payable for purchases, converted into a note. The note is due on demand, unsecured and interest accrues at 6% per annum.	$29,466
Accumulated interest thereon	22,900
Total Notes Payable – Related Parties	59,575

Due to Officer

The Company has notes payable to the President of the Company on December 31, 2012 as follows:

George Morris. The note payable to Anna Moras (mother of George Morris) of $400,000 was transferred to the President, George Morris, on June 30, 2012. The interest rate was reduced from 6% to 0% and $150,000 of accrued interest payable was transferred to George Morris. Transferred Note Payable	$400,000

Due to Officer The amount is interest free, unsecured and due on demand.	190.352

Interest thereon	99,767

Total Due to Officer	680,119

During the nine months ended December 31, 2012, the Company’s officers and directors did not charge for their services.

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

NOTE 4	INCOME TAXES

No provision was made for federal income tax for the nine months ended December 31 2012, since the Company had significant net operating loss. The net operating loss carry-forward may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

NOTE 5	STOCK OPTIONS

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

For the nine months ended December 31, 2012, the Company granted no options. As at December 31, 2012 there are no options outstanding.

NOTE 6	CAPITAL

During the nine months ended December 31, 2012, the Company issued stock as follows:

On June 30, 2012, 5,000,000 restricted common shares in return for a $250,000 reduction of officer loan.

As of December 31, 2012 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding. The Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 33,718,780 shares were issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended December 31, 2012 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – Third Quarter (“Q3”) Fiscal 2012 Compared to Third Quarter (“Q3”) Fiscal 2011.

Revenue

Internet Infinity revenues for Q3 2012 were $4,250 as compared with revenues of $0 in Q3 2011.

Cost of Sales - Gross Margin

Our cost of sales was $0 for Q3 2012, as compared to $0 for Q3 2011

Operating Expenses

Operating expenses for Q3 2012 increased to $733 from $561 for Q3 2011. This increase in operating expenses is primarily due to higher accounting and government reporting costs.

Net Income (Loss)

The company had a net income of $3,517 from operations in Q3 2012, as compared with a net loss of $561 from operations for Q3 2011. Our main expense was interest expense of $4,147 paid for Q3 2012 compared to $11,378 for Q3 of 2011.

Balance Sheet Items

Our cash position decreased to $825 at December 31.,2011 from $949 at December 31,2011.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction agreement with an entity unconsolidated with us under which we have obligations beyond the mutual development of the new eCommerce Association for mutual future benefit, or:

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

3

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

Change of Director – find the SEC folder

File the 8K also

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

4

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNET INFINITY, INC.

Dated: February 11, 2012	By:	/s/ Geoge Morris
George Morris, Chief Executive Officer

INTERNET INFINITY, INC.

Dated: February 11, 2012	By:	/s/ George Morris
George Morris, Chief Financial Officer

5