Form 10-K
period 2013-03-31
INTERNET INFINITY, INC.
filed 2013-07-15
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

OR

[  ] TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

INTERNET INFINITY, INC.

(Exact name of registrant as specified in its charter)

Nevada	0-27633	95-4679342
(state of	(Commission	(IRS Employer
incorporation)	File Number)	I.D. Number)

220 Nice Lane #108

Newport Beach, CA 92663

(310) 493-2244

(Address and telephone number of registrant’s principal executive and principal mail address)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer’s revenues for its most recent fiscal year: $13,250

State the aggregate market value of the 3,498,594 voting and non-voting common equity held by non-affiliates computed by reference to the $0.030 average bid and asked price of such common equity, as of June 26, 2013: $104,958.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 26, 2013, there were 33,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

The following cautionary statements identify important factors that could cause Internet Infinity, Inc. (“The Company,” “we” or “Company’s”) actual results to different materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on The Company’s results of operations include:

●	General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

●	Success of operating initiatives; changes in business strategy or development plans; management of growth; The Company

●	Availability, terms and deployment of capital;

●	Legal, administrative and accounting expenses;

●	Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

●	Development risks; risks relating to the availability of financing, and

●	Other factors, including risk factors, referenced in this Report.

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

Business Development.

Our mission is to help our clients develop and grow their Internet business operation through our human, capital and technical resources. Our plan is to operate as a business development operation to deliver our services. But there is no guarantee that we can deliver any of the services in our plan.

Internet Infinity, Inc. (the “Company”) or (“ITNF”) was incorporated on October 27, 1995 in the State of Delaware. We will conduct our business from our mobil sales headquarters office in Las Vegas Nevada. We first had revenues from operations in 1996.

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

Today, Internet Infinity is seeking profitable, “positive cash flow” business affiliations and/or company acquisition targets that plan to expand using the “Internet” business. We only had $13,250 revenue in FY 2013, and $5,000 in FY 2012 due to a Company “re-start” with the return of our chairman and president, George Morris, to good health for everyday management. However, even though Dr. Morris has returned in good health, there is no assurance that any acquisition or project or a merger can or will be successful at any time. However, we remain optimistic with our business development model and we have added new board of directors and seek new management and advisors to grow the Company.

Our plan is to reach out to the management of companies that could have high potential Internet operations to help them grow further and/or plan a profitable exit with experienced replacement management. Further, we believe that transparency in financial reporting to the SEC by our clients, can help our clients move forward to get the capital and managerial assistance then need to succeed. Our Company believes that we may also succeed synergistically with the partnering of other private or public Internet companies. The public stock company management experience of our Board of Directors and personal contacts in the investment banking community along with a background in merger and acquisition could allow for a profitable business combination with ITNF and its clients.

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

Employees

We employ no persons full or part time and plan to have only limited part-time independent contractors for the near future. Our model is to develop independent virtual management and consulting teams for the performance of business projects.

New Products & Services

New products or services are planned as opportunities arise and may be funded for development.

ITEM 2.	PROPERTIES.

Our offices require less than 100 square feet of mobile office space provided by our Chairman George Morris with utilities for the virtual operation. We may also pursue revenue opportunities at professional field trade shows. Storage of our records and accounting documents are provided by George Morris and public storage.

ITEM 3.	LEGAL PROCEEDINGS.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was the election of new Board of Director members submitted to a vote of the stockholders of our company during FY 2013 through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. Internet Infinity’s common stock is quoted on the OTC . Its symbol is “ITNF.”

On March 31, 2013 there were 33,718,780 shares of common stock outstanding. No shares are subject to securities convertible into such shares of stock.

Holders. On March 31, 2013 there were approximately 130 holders of record of our common stock. Some 2,309,984 shares of common stock are held in brokerage accounts under the record name of “Cede & Co.”

Dividends. No cash dividends have been declared on the common stock. There are no restrictions that limit the ability of the company to pay dividends on the common stock or that are likely to do so in the future.

ITEM 6.	SALES OF UNREGISTERED SECURITIES.

During the past three fiscal years, there was one unregistered sale of our common stock by the Company. On April 30, 2013, we issued/sold 5 million shares of our common stock correcting the prior issue of March 31, 2012 in exchange for a $250,000 extinguishment of debt and contribution of liability assumed by officer George Morris, chairman of the board of directors, chief financial officer, and controlling shareholder of the company.

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

Results of Operations

The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2012 and March 31, 2013.

	Years Ended March 31
	2012		2013

Sales	$5,000	100.0%	$13,250	100.0%
Cost of sales	$0	0%	$0	00.0%
Gross margin	$5,000	100.0%	$13,250	100.0%
General and Administrative Expenses	$7,448	149.0%	$8,587	64.8%
Interest income (expense)	$(42,299)	(846.0)%	$(25,901)	(195.5)%
Net income (loss) before Income taxes	$(44,747)	(894.9)%	$(21,238)	(160.3)%

Sales

Sales increased from $5,000 in the fiscal year ended March 31, 2012 to $13,250 in the fiscal year ended March 31, 2013. The increase in sales attributable primarily to our initial efforts in internet business development services for clients.

Gross Profit

Gross profit increased from $5,000 in fiscal year ended March 31, 2012 to $13,250 in fiscal year 2013. The increase in gross margin was attributable to initial consulting fees.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $1,139 from $7,448 , in fiscal year 2012, to $8,587 in fiscal year 2013. A breakdown of the changes is:

●	Consulting fees to related party decreased to $0 in fiscal year 2013 from $675 in 2012

●	Professional fees increased to $6,288 in fiscal year 2013 from $5,847 in 2012

●	Other expenses increased to $2,299 in fiscal year 2013 from $926 in 2012.

Net Profit (Loss)

We had a net loss from operations, with no provision for income taxes, in the fiscal year ended March 31, 2013 of $21,238, or $0.00 a share of our common stock. In the fiscal year ended March 31, 2012 we had a net loss, after a provision for income taxes, of $44,747, or $0.00 per share of common stock. The loss decreased was primarily due to “slow” starting sales results.

Balance Sheet Items

The net loss of $21,238 for the fiscal year ended March 31, 2013 increased the retained earnings deficit from $2,217,824 on March 31, 2012 to $2,239,062 on March 31, 2013. Our cash position increased to $4,731 as of ended March 31, 2013 from $4,188 as of March 31, 2012. Accounts receivable decreased to $2,500 at March 31, 2013 from $5,000 at March 31, 2012.

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

Internet Infinity, Inc. management believes that it will not generate sufficient cash flow to support operations during the twelve months ended March 31, 2014. Although sales could decrease and expenses could increase and even if our Company can generate a net profit and positive cash flow from operations, additional funds will be necessary for continued operation of the Company.

Our auditors have issued a going concern statement in Note 2 of the attached financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Internet Infinity, Inc. (A Development Stage Company):

We have audited the accompanying balance sheet of Internet Infinity, Inc. (the “Company”) as of March 31, 2013, and the related statement of operations, changes in stockholders’ deficit and cash flows for the year ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of March 31, 2012, were audited by other auditors, whose report, dated July 2, 2012, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013, and the results of its operations and its cash flows for the year ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has had minimal revenues and a stockholders’ deficit of $742,324 as of March 31, 2013. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in the financial statements, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
June 28, 2013

INTERNET INFINITY, INC.
A Development Stage Company
Balance Sheets

	March 31, 2013	March 31, 2012

ASSETS
Current Assets
Cash	$4,731	$4,188
Accounts Receivable	2,500	5,000

TOTAL ASSETS	$7,231	$9,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$3,139	$7,851
Notes Payable - Related Parties	60,017	662,035
Due to Officer	686,399	367,267

Total Current Liabilities	749,555	1,037,153

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding at March 31, 2013 and March 31, 2012 Common Stock, $0.001 par value, 100,000,000 shares authorized, 33,718,780 shares issued and outstanding as at March 31, 2013 28,718,780 shares issued and outstanding as at March 31, 2012	33,719	28,719
Additional Paid-in Capital	1,463,019	1,161,140
Deficit accumulated during the development stage company	(2,239,062)	(2,217,824)

Total Stockholders’ Deficit	(742,324)	(1,027,965)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,231	$9,188

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.
A Development Stage Company
Statements of Operations

			For the period
			from Inception,
			April 1, 2012
	For the year ended		through
	March 31,		March 31,
	2013	2012	2013

Sales	$13,250	$5,000	$13,250

General and Administrative Expenses
Professional Fees	6,288	5,847	6,288
Consulting	-	675	-
Other	2,299	926	2,299

Total General and Administrative Expenses	8,587	7,448	8,587

Income (Loss) from Operations	4,663	(2,448)	4,663
Interest expense	(25,901)	(42,299)	(25,901)
Loss before income tax provision	(21,238)	(44,747)	(21,238)
Provision for income taxes	-	-	-
Net Loss	(21,238)	(44,747)	(21,238)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	32,472,205	28,718,780

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.
A Development Stage Company
Statement of Stockholders’ Equity (Deficit)
For the years ended March 31, 2013 and 2012

	Common Stock		Additional		Total
	Number of		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2011	28,718,780	28,719	1,161,140	(2,173,077)	$(983,218)

Net loss for the year				(44,747)	(44,747)

Balances, March 31, 2012	28,718,780	$28,719	$1,161,140	$(2,217,824)	$(1,027,965)

Stock issuance in cancellation of debt	5,000,000	5,000	245,000		250,000
Contribution of investor notes			35,532		35,532
Contribution of investor notes			17,847		17,847
Contribution of liabilities assumed by officer			3,500		3,500
Net loss for the year				(21,238)	(21,238)

Balances, March 31, 2013	33,718,780	33,719	1,463,019	(2,239,062)	(742,324)

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.
A Development Stage Company
Statement of Cash Flows

			For the period
			from Inception,
			April 1, 2012
	For the year ended		through
	March 31,		March 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(21,238)	$(44,747)	$(21,238)
Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Change in operating assets and liabilities:
Accrued interest payable	25,993	-	25,993
Accounts receivable	2,500	(5,000)	2,500
Accounts payable	(4,712)	6,809	(4,712)
Net cash provided by / (used in) operating activities	2,543	(42,938)	2,543

Cash flows from financing activities:
Repayment of related party note	(9,000)	25,133	(9,000)
Proceeds of officer loan	7,000	21,561	7,000
Net cash provided by / (used in) financing activities	(2,000)	46,694	(2,000)

Net increase in cash	543	3,756	543

Cash, beginning of the period	4,188	432	4,188

Cash, end of the period	$4,731	$4,188	$4,731

Supplemental Cash Flow Disclosure:
Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

Non Cash Financing Activities:
Debt contributed, cancelled	56,879	-
Stock issued in cancellation of debt	250,000	-
	306,879	-

The accompanying notes are an integral part of these financial statements.

INTERNET INFINITY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Internet Infinity, Inc. (III or “the Company”) was incorporated in the State of Delaware on October 27, 1995.  III was in the business of distribution of electronic media duplication services and electronic blank media.  The Company was re-incorporated in Nevada on December 17, 2004.   The Company is currently in the development stage.

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Reclassification

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”)

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Certain comparative amounts on the balance sheet have been reclassified to conform to the current year’s presentation.

Summary of Significant Accounting Policies

Development Stage Activities

The Company complies with Financial Accounting Standards Codification (“ASC’) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the company as development stage enterprise.

Cash and cash equivalents

The Company considers all liquid investments with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company does not have cash equivalents as of March 31, 2013 and 2012.

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

Accounts Receivable

Accounts receivable are presented at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the age of the balance, credit quality, payment history, current credit-worthiness of the customer and current economic trends. There is no allowance for doubtful accounts recorded as of March 31, 2013 and 2012 as the balance of the Company’s receivables was considered collectible based on analysis of individual accounts.

Recognition of revenue

The Company’s revenue recognition policies are in compliance with ASC 605-13 (Staff Accounting Bulletin 104). Sales revenue is recognized at the date of completion of services to customers when a formal arrangement exists, the price is fixed or determinable, the delivery of services is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

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

The Company had no assets or liabilities to be recorded at fair value on a recurring basis at March 31, 2013 and 2012.

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

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share”, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of March 31, 2013 and 2012.

Recent Accounting Pronouncements

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements”. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this Update did not have a material impact on the financial statements.

Not Adopted

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements” (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Uncertainty of Ability to Continue as a Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated a sustainable source of income to meet its obligations and has a stockholders’ deficit of $742,324 at March 31, 2013.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  There is however, no assurance however, that the steps taken by management will meet all our needs or that we will continue as a going concern. The Company is actively pursuing the new business development company activities and additional funding from strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Development Stage Company

The Company re-entered the development stage at the beginning of the fiscal year as a result of planning new operations and not yet developing significant revenue. Operating results and cash flows reported in the accompanying financial statements from April 1, 2012 (inception) through April 30, 2013 are considered to be those related to development stage activities. They represent the ‘cumulative from inception’ amounts from development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

NOTE 3	TRANSACTIONS WITH RELATED PARTIES

Company President

George Morris is President, Chief Financial Officer, Vice President, the Chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity Inc.	92.17%

Morris Business Development Company.	99.28%

Morris & Associates, Inc.	100.00%

L&M Media	100.00%

Apple Realty, Inc.	100.00%

Apple Realty, Inc.

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses. The president of Apple Realty, Inc. waived these charges in 2013 and 2012.

Stock Issued to Related Party

On June 30, 2012, 5,000,000 shares of common stock were issued to the President, George Morris, at $0.05 per share, in payment for a reduction in officer loan of $250,000.

Notes Payable to Related Parties

The Company has notes payable to related parties on March 31, 2013 as follows:

	2013	2012
Morris & Associates, Inc.
The amounts are interest free, unsecured and due on demand	$7,209	$7,209

L&M Media, Inc.
Accounts payable for purchases, converted into a note. The note is due on demand, unsecured and interest accrues at 6% per annum	29,466	29,466

Accrued Interest Payable	23,342	21,573

Ana Moras Note Payable (See “Due to Officers” below)	0	400,000

Accrued Interest Payable	0	203,787

Total Notes Payable – Related Parties	$60,017	$662,035

Due to Officer

The Company has notes payable to the President of the Company on March 31, 2013 and 2012 as follows:

	2013	2012
Note payable to Anna Moras (mother of George Morris) of $400,000 was transferred to the President, George Morris, on June 30, 2012. The interest rate was reduced from 6% to 0% and $150,000 of accrued interest payable was transferred to George Morris.	$400,000	$0

Note payable due on demand with interest at 6% per year	176,686	276,686

Accrued Interest Payable	101,178	89,046

Note payable, interest free, unsecured and due on demand	8,535	1,535

Total Notes Payable Due to Officer	$686,399	$367,267

NOTE 4	INCOME TAXES

The Company generated a deferred tax asset through net operating loss carry-forwards. However, a valuation allowance of 100% has been established. Net operating loss carry-forwards of approximately $2,239,000 is available through the year 2032, unless first utilized.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740.

The components of the net deferred tax asset are summarized below:

	2013	2012
Deferred tax asset – from net operating loss carryforwards	$370,308	$363,087
Less valuation allowance	(370,308)	(363,087)

Net deferred tax asset	$-	$-

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some or all of the deferred tax asset will not be realized. The allowance increased by $ 7,221 from 2012 to 2013.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2013	2012
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)%	(6)%
Valuation allowance	40%	40%
Tax expense at effective tax rate	-%	-%

NOTE 5	STOCKHOLDERS’ DEFICIT

During the year ended March 31, 2012, the Company did not issue any shares.

During the year ended March 31, 2013, the Company executed the following equity transactions:

On June 30, 2012, a stockholder contributed 35,532 of her investment note to the Company.

On June 30, 2012 a stockholder contributed 17,847 of her investment note to the Company.

On March 31, 2013 the President of the Company contributed $3,500 in assuming a Company liability.

On June 30, 2012, 5,000,000 restricted common shares were issued to an officer at $0.05 per share in return for a $250,000 reduction of a loan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 16, 2013, The Company engaged/retained after the approval and recommendation of the Board of Directors Audit Committee, the accounting firm of Anton and Chia, CPA from Newport Beach, California to conduct the annual 10K audit for our Company.

Concurrent with the engagement of Anton and Chia, The Company dismissed the engagement of John Kinross-Kennedy, (“Kinross”) from its position as the Company’s independent registered public accounting firm with engagement of Anton and Chia as reported in From 8-K Filed on April 24, 2013.

On June 28, 2011,the Company”), through and with the recommendation of its Audit Committee and approval of its Board of Directors, engaged John Kinross-Kennedy, CPA of Irvine, California (“Kennedy”) as its independent registered public accounting firm as reported in Form 8-K.

No report on the Company’s financial statements prepared by Kinross during the fiscal years ended March 31, 2012 and March 31, 2011 and the subsequent interim period through April 16, 2013 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles with the exception of the Kinross statement that there is substantial doubt that the Company can continue as a going concern.

Concurrent with the engagement of John Kinross-Kennedy, the Company dismissed the engagement of Kabani & Company, Inc. (“Kabani”) from its position as the Company’s independent registered public accounting firm. Kabani served as the Company’s independent registered public account firm since March 31, 2000.

There were no disagreements between the Company and Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kabani, would have caused it to make reference to the subject matter of the disagreement in connection with a report. The Company’s Audit Committee recommended the dismissal of Kabani and such recommendation was adopted by the Company’s Board of Directors.

During the fiscal years ended March 31, 2011 and March 31, 2012 and the subsequent interim period through April 16, 2013, neither the Company nor anyone on its behalf has consulted with Kinross regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, (iii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or (iv) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided Kinross a copy of the disclosures it made in the Current Report on Form 8-K prior to filing with the SEC and requested that Kinross furnish the Company with a letter addressed to the SEC stating whether or not Kinross agreed with the above statements.

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

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2013 that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Internet Infinity’s directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2013, the directors’ terms of office and the period each director has served are set forth in the following table:

Person	Positions and Officers	Since	Expires

George Morris, 74	Chairman of the Board of Directors – President, Chief Executive Officer and Chief Financial Officer	1996	2014

Charles Yesson, 75	Director	2013	2014

Paul Rademaker, 67	Director	2013	2014

George Roth, 70	Director	2013	2014

GEORGE MORRIS, Ph.D. Dr. Morris has been the Chairman of the Board of Directors, principal shareholder, and Secretary of Internet Infinity since Internet Infinity went public in 1996. George Morris has also been the owner of Morris Business Development Company, a 1940s Securities Act BDC, Apple Realty, Inc., a Merger and Acquisition Specialty Firm since 1974 and the owner of L&M Media, Inc. since 1990. Dr. Morris was also the President, and now owner of Morris Financial, Inc., a NASD member broker-dealer firm, since its inception in 1987. Morris has produced over 20 computer training programs in video and CD-ROM versions. Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas. Prior to founding Internet Infinity and its Affiliates, Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969- 1971) and the California State University (1971- 1999). Morris has since retired from full time teaching at the University. Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, a Director of the South Bay Business Roundtable and a speaker on a number of topics relating to business, training and education. Morris has created or been directly involved in the design, writing and development of numerous Internet web sites for Internet Infinity, blank video, Greg Norman, Northwestern University, etc. He most recently taught University courses about Internet Marketing for domestic and foreign markets and Sales Force Management.

GEORGE ROTH, M.S., B.S., of Las Vegas, Nevada primary area of business consulting practice for over 40 years has been structuring small business enterprises to access growth capital while remaining compliant with regulators and securities laws. Mr. Roth after earning an undergraduate degree in electromechanical engineering, graduated from the Carnegie Mellon University with graduate degrees in Management and Science in 1959. He entered the southern California Aerospace industry employed as Senior Program Manager for Division Vice Presidents of Ford Motor Company, Northrop Space Labs, and McDonnell Douglas Special Programs where he held high level security clearances and accomplished the recovery of $61 million in project costs from the Air Force. Mr. Roth founded Securities Compliance Control LLC (SCC) in 1999 in response to the imposition of tougher regulations adopted by the NASD aimed at small businesses. Pursuing his continuing career of providing solutions to regulatory requirements for microcaps, George Roth draws on his extensive experience and international contacts in business development for hundreds of clients in both private and public sectors. He has worked with leading securities counsel and CPA’s. After leaving aerospace in 1969, Mr. Roth advised such Los Angeles law firms as Ball, Hart, Hunt and Brown, and O’Melveny & Meyers as to corporate structuring strategies, forming several publicly traded corporations. He was sponsored by these firms to attend and receive credit for the California Bar associations CEB courses in Securities Law and Taxation. Relocating to Las Vegas in 1970, he continued his work with local CPA’s and law firms such as Jones Bilbray Bonner and Brown, as well as expanding his business offices from time to time into New York, Florida, Texas, Utah, Denver, and Los Angeles. Over the years, Mr. Roth has established a large number of publicly traded entities that have since been acquired or transformed into companies that continue to trade today. Additionally, his past contacts with funding sources produced results for a number of mortgage companies

PAUL RADEMAKER. Mr. Paul Rademaker from Laguna Hills of Rademaker Consulting brings us 30-years of business management experience including positions of chief operations officer, chief financial officer and president in an array of companies. He spent 15 years specialized in turning around financially troubled companies as well as a consultant to start-up, small and medium size companies in the areas of process flow, administration, and business planning and budget controls. He holds a BS in Chemistry and an MBA in Finance from California State University. He is also an Adjunct Professor at Pepperdine University managing the entrepreneurial program for the MBA program.

CHARLES YESSON. Mr. Yesson has over 35 years of experience in the Financial Services Industry. His experience includes 25 years of managing public corporations and 10 years as a consultant to emerging companies. He has worked extensively in the areas of reorganization, growth development and capitalization. His experience includes serving as CEO of several Life Insurance Companies. He also held positions as a Senior Business Consultant of the Principal Life Insurance Company and for GEICO in Washington, DC. He has served as CEO of U.S. Life Savings Loan Association, and VP of Midwestern Financial/First S&L Shares, and Sr. VP of First Western Financial Corp (NYSE) and a Marketing Director and Securities Analyst of Hayden. Stone, Inc. He holds a Master’s Degree from New York University, New York where he has done PhD-level study, attended George Washington Law School and holds certificates in Bank Marketing from Northwestern University. Mr. Yesson is Real Estate licensee in California.

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

The officers and directors of the company may be directors or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the company may in the future participate in business ventures, which could be deemed to compete directly with the company. Additional conflicts of interest and non-arms-length transactions may also arise in the future in the event the company’s officers or directors are involved in the management of any firm with which the company transacts business. The company’s board of directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the board of directors could elect to change this policy, the board of directors has no present intention to do so. In addition, if the company and other companies with which the company’s officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the board of directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the ’34 Act.

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

Audit committee. We have no standing audit committee. However, our directors perform the functions of an audit committee. Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only three directors at present. None of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when such is needed.

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

Compensation of Directors

The directors of Internet Infinity have not received any compensation in FY 2012 or FY 2013 for their services as directors.

Directors of the company have not received compensation for their services though March 31, 2013.

Stock Options.

During the last two fiscal years, the officers and directors of Internet Infinity have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans.

We have no equity compensation plan at this time.

STOCK OPTIONS

The Company’s anticipated 2013 stock option plan provides that incentive stock options and nonqualified stock options to purchase common stock may be granted to directors, officers, key employees, consultants, and subsidiaries with an exercise price of up to 110% of market price at the date of grant. Generally, options are exercisable one or two years from the date of grant and expire three to ten years from the date of grant.

For the years ended March 31, 2013, and 2012, the Company granted no options. As at March 31, 2013 there are no options outstanding.

CAPITAL

During the years ended March 31, 2013 and 2012, the company did not issue any shares except as stated in Item 6. above: Item 6. “During the past three fiscal years, there was one unregistered sale of our common stock by the Company. On April 30, 2013, we issued/sold 5 million shares of our common stock correcting the prior issue of March 31, 2012 in exchange for a $250,000 extinguishment of debt and contribution of liability assumed by officer George Morris, chairman of the board of directors, chief financial officer, and controlling shareholder of the company.

.

As of March 31, 2013 and 2012 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none were issued and outstanding. As of March 13, 2013 and 2012 the Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 28,718,780 shares were issued and outstanding.

SUBSEQUENT EVENTS

Events subsequent to March 31, 2013 have been evaluated through July 11, 2013, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to be disclosed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth, as of July 12, 2013 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

Name and Address	Number of Shares	Percent of Outstanding %

Apple Realty, Inc. and	3,034,482	9.0%
Hollywood Riviera Studios (1)
Box 1009
Newport Beach, CA 92659

George Morris, Chairman/CFO (2)	13,509,000	40.1%
Box 1009
Newport Beach, CA 92659

L&M Media, Inc. (1)	14,535,714	43.1%
Box 1009
Newport Beach, CA 92659

Officers and Directors	31,079,196	92.2%
as a group (1 person)

(1)	The shares owned of record by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. are under the control of George Morris and are attributed to him.

(2)	Mr. Morris personally owns 11,859,000 shares of record and is attributed the shares owned by Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc., which companies are under Mr. Morris’ control.

(3)	Less than 1 percent.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our company is under the control of George Morris, who controls and is thereby the beneficial owner of 92.2 percent in total of all outstanding stock of Internet Infinity, Inc. He has an economic interest in 92.2 percent of all outstanding stock of Internet Infinity, Inc. The basis of his control and of his economic interest are set forth in the following table:

George Morris

a.	He owns 100 percent of Apple Realty, Inc., Hollywood Riviera Studios and L&M Media, Inc. that collectively own 61.1% of Internet Infinity, Inc.
b.	He owns 30.1 percent of Internet Infinity, Inc.

Summary of George Morris’ Interest
Economic Interest		Beneficial Interest
1.00 x .621	=.621	.621
1.00 x .301	=301	.301
	.922	.922

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

Fiscal Year ended March 31, 2012	$4,500

Fiscal Year ended March 31, 2013	$5,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2012	$-0-

Fiscal Year ended March 31, 2013	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2012	$-0-

Fiscal Year ended March 31, 2013	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2012	$-

Fiscal Year ended March 31, 2013	$

Pre-Approval of Audit and Non-Audit Services. The Audit Committee charter requires that the committee or the directors if there be no committee, pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

ITEM 15.	EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

Exhibit Number	Description of Exhibit

2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*

3	Articles of Incorporation of Internet Infinity, Inc.*

3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*

3.2	Bylaws of Internet Infinity, Inc.*

3.4	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++

10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*

10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*

10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*

10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**

14	Code of Ethics for CEO and Senior Financial Officers+

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Presentation Linkbase***

*	Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.
**	Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.
***	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith.
+	Previously filed with Form 10-KSB; Commission File No. 0-27633 incorporated herein.
++	Previously filed with Form 8-K; Commission File No. 0-27633 incorporated herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET INFINITY, INC.

July 12, 2013	By:	/s/ George Morris
George Morris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 12, 2013	By:	/s/ George Morris
George Morris
Chief Executive Officer

July 12, 2013	By:	/s/ George Morris
George Morris
Chief Financial Officer, President and Director

