Form 10-Q
period 2013-06-30
INTERNET INFINITY, INC.
filed 2013-08-14
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 20132013, there were 33,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET INFINITY, INC.
(a Development Stage Company)
Condensed Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited)

ASSETS
Current Assets
Cash	$2,274	$4,731
Accounts Receivable	3,000	2,500

TOTAL ASSETS	5,274	7,231

LIABILITIES AND TOTAL STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$3,288	$3,139
Notes Payable - Related Parties	60,459	60,017
Due to Officer	689,049	686,399

Total Current Liabilities	752,796	749,555

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at June 30, 2013 and March 31, 2013	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 33,718,780 shares issued and outstanding as at June 30, 2013 and March 31, 2013	33,719	33,719
Additional Paid-in Capital	1,463,019	1,463,019
Deficit Accumulated during Development Stage	(2,244,260)	(2,239,062)

Total Stockholders’ Deficit	(747,522)	(742,324)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,274	$7,231

The accompanying notes are an integral part of these condensed financial statements.

INTERNET INFINITY INC.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the period
			from Inception,
	For the three months ended		April 1, 2012
	June 30,		through
	2013	2012	June 30, 2013

Sales	$3,500	$3,500	$16,750

Cost of Sales			-
Gross Profit	3,500	3,500	16,750

General and Administrative Expenses
Professional Fees	3,165	-	9,453
Consulting	2,000	-	2,000
Other	241	41	2,540

Total General and Administrative Expenses	5,406	41	13,993

Income (loss) from Operation	(1,906)	3,459	2,757

Interest expense	(3,292)	(4,307)	(29,193)

Loss before income taxes	(5,198)	(848)	(26,436)

Provision from income taxes	-	-	-
Net Loss	(5,198)	(848)	(26,436)
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	33,718,780	28,718,780

The accompanying notes are an integral part of these condensed financial statements.

INTERNET INFINITY INC.
(a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period
			from Inception,
	For the six months ended		April 1, 2012
	June 30,		through
	2013	2012	June 30, 2013

Cash flows from operating activities:
Net loss	(5,198)	(848)	$(26,436)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest Accrued	3,092	(201,292)	28,993
Other			92
Change in operating assets and liabilities:
Accounts Receivable	(500)	(500)	2,000
Accounts payable	149	-	(4,563)
Net cash (used in) /provided by operating activities	(2,457)	(202,640)	86

Cash flows from financing activities:

Repayment of related party note	-	-	(9,000)
Proceeds of officer loan	-	15,942	7,000
Stock issued for extinguishment of debt	-	-	-
Accrued interest cancelled, contributed	-	186,357	-
Net cash (used in) / provided by financing activities	-	202,299	(2,000)

Net decrease in cash	(2,457)	(341)	(1,914)

Cash, beginning of the period	4,731	4,188	4,188

Cash, end of the period	$2,274	$3,847	$2,274

Supplemental cash flow disclosure:
Interest paid during the period	$200	$-
Taxes paid during the period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

INTERNET INFINITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 2    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending March 31, 2014.

Certain comparative amounts on the condensed balance sheet have been reclassified to conform to the current year’s presentation.

Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all liquid investments with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company does not have cash equivalents as of June 30, 2013.

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

Accounts Receivable

Accounts receivable are presented at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the age of the balance, credit quality, payment history, current credit-worthiness of the customer and current economic trends. There is no allowance for doubtful accounts recorded as of June 30, 2013 as the balance of the Company’s receivables was considered collectible based on analysis of individual accounts.

 Recognition of revenue

The Company’s revenue recognition policies are in compliance with ASC 605-13 (Staff Accounting Bulletin (SAB 104). Sales revenue is recognized at the date of completion of services to customers when a formal arrangement exists, the price is fixed or determinable, the delivery of services is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10, “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

The Company had no assets or liabilities to be recorded at fair value on a recurring basis at June 30, 2013.

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

The Company has no potentially dilutive securities outstanding as of June 30, 2013.

Recent Accounting Pronouncements

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

Going Concern

The Company’s condensed interim financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated a sustainable source of revenue to meet its obligations and has an accumulated deficit of $2, 244, 260 at June 30, 2013.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  There is however, no assurance that the steps taken by management will meet all our needs or that we will continue as a going concern. The Company is actively pursuing the new business development company activities and additional funding from strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Development Stage Company

The Company re-entered the development stage at the beginning of the fiscal year as a result of planning new operations and not yet developing significant revenue. Operating results and cash flows reported in the accompanying condensed financial statements from April 1, 2012 (inception) through June 30, 2013 are considered to be those related to development stage activities. They represent the cumulative from inception amounts from development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

NOTE 3    RELATED PARTY TRANSACTIONS

Company President

George Morris is President, Chief Financial Officer, Vice President, the Chairman of the Board of Directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership expressed as a percentages of the outstanding voting shares of the following related parties:

Internet Infinity Inc. (the Company)	92.17%
Morris Business Development Company.	99.2%
Morris & Associates, Inc.	100.00%
L&M Media	100.00%
Apple Realty, Inc.	100.00%

Apple Realty

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

Notes Payable to Related Parties

The Company has notes payable to related parties on June 30, 2013 and March 31, 2013 as follows:

	June 30, 2013	March 31, 2013
	(Unaudited)
Morris & Associates, Inc.
Notes Payable interest free, unsecured and due on demand	$7,209	$7,209

L&M Media, Inc.
Accounts payable for purchases, converted into a note.
The note is due on demand, unsecured and interest accrues at 6% per annum	29,466	29,466

L&M Media Accrued Interest	23,784	23,342

Total Notes Payable to Related Parties	$60,459	$60,017

Due to Officer

The Company has notes payable to the President of the Company George Morris at June 30, 2013 and March 31, 2013 as follows:

	June 30, 2013	March 31, 2012
Note payable to Anna Moras (mother of George Morris) of $400,000 was transferred to the Company President, on June 30, 2012. The interest rate was reduced from 6% to 0% and $150,000 of accrued interest payable was also transferred the Company President	$400,000	$400,000

Note Payable to Company President Payable on demand with interest at 6% per year	176,686	176,686

Accrued Interest	103, 828	101,178

Due to Officer- interest free, unsecured and due on demand.	8,535	8,535

Total Notes Payable Due to Officer	$689,049	$686,399

NOTE 4    INCOME TAXES

No provision was made for federal income taxes for the three and six months ended June 30, 2013, since the Company had net losses. The net operating loss carry-forward may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The Company has not recorded a deferred tax asset for its net operating loss carry forwards due to the uncertainty of realization prior to their expiration.

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

For the three months ended June 30, 2013, and 2012, the Company granted no options. As of June 30, 2013 there were no options outstanding.

NOTE 6    CAPITAL

As of June 30, 2013 the Company has authorized 30,000,000 preferred shares par value $0.001, of which no shares were issued and outstanding. The Company has authorized 100,000,000 shares of common stock of par value $0.001, of which 33,718,780 shares were issued and outstanding as of June 30, 2013 (unaudited) and March 31, 2013.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2013 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – Second Quarter of (“Q2”) Fiscal 2013 Compared to Second Quarter (“Q2”) of Fiscal 2012

Sales

Internet Infinity revenues for Q2 2013 were $3,500, as compared with revenues of $3,500 in Q2 2012. This revenue is attributable to the delivery of Internet consulting services.

Cost of Sales

Our cost of sales was $0 for Q2 2013, as compared to $0 for Q2 2012 since consulting advice had no cost to us at this time.

Operating Expenses

Operating expenses for Q2 2013 increased to $5,406 from $41 for Q2 2012. This increase in operating expenses is primarily due to increased quarterly operating activity.

Net Loss

The Company had a net loss of $1,906 in Q2 2013, as compared with a net profit of $3,459 from operations in Q2 2012. Overall, we had net loss after taxes of $5,198 for Q2 2013 compared to a $848 loss for Q2 of 2012.

Balance Sheet Items

Our cash position decreased to $2,274 as of June 30, 2013 from $4, 731 .

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

3

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

Item 6. Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*
2.1	Plan of Merger (Internet Infinity - Delaware into Internet Infinity - Nevada)***
2.2	State of Delaware Certificate of Merger of Domestic Corporation into Foreign Corporation which merges Internet Infinity, Inc., a Delaware corporation, with and into Internet Infinity, Inc., a Nevada corporation***
2.3	Articles of Merger (Pursuant to NRS 92A.200) which merges Internet Infinity, Inc., a Delaware corporation, with Internet Infinity, Inc., a Nevada corporation, with the Nevada corporation being the surviving entity***
3	Articles of Incorporation of Internet Infinity, Inc.*
3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*
3.2	Bylaws of Internet Infinity, Inc.*
3.3	Corporate Charter and Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation***
3.4	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++
10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*
10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*
10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*
10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**
14	Code of Ethics for CEO and Senior Financial Officers+
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

*	Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.
**	Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.
***	Previously filed with Form 8-K Current Report March 14, 2005, Commission File No. 0-27633 incorporated herein.
+	Previously filed with Form 10-KSB; Commission File No. 0-27633 incorporated herein.
++	Previously filed with Form 8-K Current Report February 17, 2006; Commission File No. 0-27633 incorporated herein.
#	Filed herewith.

4

 SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNET INFINITY, INC.

Dated: August 14, 2013	By:	/s/ George Morris
George Morris, Chief Executive Officer

5