Form 10-Q/A
period 2013-06-30
INTERNET INFINITY, INC.
filed 2013-08-19
CIK 1020302

 FORM 10-Q/A

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

As of August 8, 2013, there were 33,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

INTERNET INFINITY, INC.

EXPLANATORY NOTE

INTERNET INFINITY, INC., (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 14, 2013, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Company’s Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Exhibits Index

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

2	Certificate of Ownership and Merger of Morris & Associates, Inc., a California corporation, into Internet Infinity, Inc., a Delaware corporation*
2.1	Plan of Merger (Internet Infinity - Delaware into Internet Infinity - Nevada)***
2.2	State of Delaware Certificate of Merger of Domestic Corporation into Foreign Corporation which merges Internet Infinity, Inc., a Delaware corporation, with and into Internet Infinity, Inc., a Nevada corporation***
2.3	Articles of Merger (Pursuant to NRS 92A.200) which merges Internet Infinity, Inc., a Delaware corporation, with Internet Infinity, Inc., a Nevada corporation, with the Nevada corporation being the surviving entity***
3	Articles of Incorporation of Internet Infinity, Inc.*
3.1	Amended Certificate of Incorporation of Internet Infinity, Inc.*
3.2	Bylaws of Internet Infinity, Inc.*
3.3	Corporate Charter and Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation***
3.4	Certificate of Amendment to Articles of Incorporation of Internet Infinity, Inc., a Nevada corporation++
10.1	Master License and non-exclusive Distribution Agreement between Internet Infinity, Inc. and Lord & Morris Productions, Inc.*
10.2	Master License and Exclusive Distribution Agreement between L&M Media, Inc. and Internet Infinity, Inc.*
10.3	Master License and Exclusive Distribution Agreement between Hollywood Riviera Studios and Internet Infinity, Inc.*
10.4	Fulfillment Supply Agreement between Internet Infinity, Inc. and Ingram Book Company**
14	Code of Ethics for CEO and Senior Financial Officers+
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS	XBRL Instance Document##
101.SCH	XBRL Taxonomy Extension Schema Document##
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document##
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document##
101.LAB	XBRL Taxonomy Extension Label Linkbase Document##
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document##

*	Previously filed with Form 10-SB 10-13-99; Commission File No. 0-27633 incorporated herein.
**	Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-27633 incorporated herein.
***	Previously filed with Form 8-K Current Report March 14, 2005, Commission File No. 0-27633 incorporated herein.
+	Previously filed with Form 10-KSB; Commission File No. 0-27633 incorporated herein.
++	Previously filed with Form 8-K Current Report February 17, 2006; Commission File No. 0-27633 incorporated herein.
#	Previously filed with Form 10-Q Quarterly Report June 30, 2013; Commission File No. 0-27633 incorporated herein.
##	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNET INFINITY, INC.

Dated: August 19, 2013	By:	/s/ George Morris
George Morris, Chief Executive Officer