Form 10-Q
period 2013-09-30
INTERNET INFINITY, INC.
filed 2013-11-18
CIK 1020302

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 30,, there were 33,718,780 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

2

PART I - FINANCIAL INFORMATION

**SEE CPA KINROSS FINANCIALS FILES

Item 1. Financial Statements

INTERNET INFINITY INC.

(a Development Stage Company)

Condensed Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)

ASSETS
Current Assets
Cash	$390	$4,731
Account Receivable	-	2,500
TOTAL ASSETS	$390	$7,231

LIABILITIES AND TOTAL STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$6,113	$3,139
Notes Payable - Related Parties	60,900	60,017
Due to Officer	691,699	686,399

Total Current Liabilities	758,712	749,555

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, none issued and outstanding at September 30, 2013 and March 31, 2013
Common Stock, $0.001 par value, 100,000,000 shares authorized, 33,718,780 shares issued and outstanding as at September 30, 2013, and March 30, 2013	33,719	33,719
Additional Paid-in Capital	1,463,019	1,463,019
Deficit Accumulated during Development Stage	(2,255,060)	(2,239,062)

Total Stockholders’ Deficit	(758,322)	(742,324)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$390	$7,231

The accompanying notes are an integral part of these condensed financial statements.

INTERNET INFINITY INC.

(a Development Stage Company)

Condensed Statement of Operations

(Unaudited)

					For the period
					from Inception,
	For the three months ended		For the six months ended		April 1, 2012,
	September 30,		September 30,		through
	2013	2012	2013	2012	Sep. 30, 2013

Revenue	$-	$3,000	$3,500	$6,500	16,750

Cost of Sales	-	-	-	-
Gross Profit	-	3,000	3,500	6,500	16,750

General and Administrative Expenses
Professional Fees	4,478	4,347	7,643	4,347	13,931
Consulting	-	-	2,000	-	2,000
Other	3,230	492	3,471	533	5,770

Total General and Administrative Expenses	7,708	4,839	13,114	4,880	21,701

Income (loss) from operations	(7,708)	(1,839)	(9,614)	1,620	(4,951)

Interest expense	(3,092)	(20,614)	(6,384)	(30,921)	(32,285)

Loss before income taxes	(10,800)	(22,453)	(15,998)	(29,301)	(37,236)

Provision for income taxes	-	-	-	-	-
Net Loss	$(10,800)	$(22,453)	$(15,998)	$(29,301)	$(37,236)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	33,718,780	33,718,780	33,718,780	31,718,780

The accompanying notes are an integral part of these condensed financial statements.

INTERNET INFINITY INC.

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			For the period
			from Inception
	For the six months ended		April 1, 2012
	September 30,		through
	2013	2012	Sep. 30, 2013
		.
Cash flows from operating activities:
Net loss	$(15,998)	$(29,301)	$(37,236)
Adjustments to reconcile net loss to net cash used by operating activities:	-	-	-
Interest accrued	6,183	1,326	32,084
Other			92
Change in operating assets and liabilities:
Account receivable	2,500	750	5,000
Accounts payable	2,974	-	(1,738)
Net cash (used in) operating activities	(4,341)	(27,225)	(1,798)

Cash flows from financing activities:
Proceeds of related party loan	-	16,869	-
Repayment of related party note	-	(15,000)	(9,000)
Proceeds of officer loan	-	25,426	7,000
Net cash provided by financing activities	-	27,295	(2,000)

Net increase (decrease) in cash	(4,341)	70	(3,798)

Cash, beginning of the period	4,731	4,188	4,188

Cash, end of the period	$390	$4,258	$390

Supplemental cash flow disclosure:
Interest paid during the period	$-	$-	$-
Taxes paid during the period	$-	$-	$-

Non Cash Investing and Financing Activities:
Debt contributed, cancelled	$-	$53,603	$-
Stock issued in cancellation of debt	-	250,000
Total	$-	$303,603	$-

The accompanying notes are an integral part of these condensed financial statements.

INTERNET INFINITY, INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended September 30, 2013

(Unaudited)

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending March 31, 2014.

Certain comparative amounts on the balance sheet have been reclassified to conform to the current year’s presentation.

Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all liquid investments with a maturity of six months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company does not have cash equivalents as of September 30, 2013.

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

Accounts Receivable

Accounts receivable are presented at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the age of the balance, credit quality, payment history, current credit-worthiness of the customer and current economic trends. There is no allowance for doubtful accounts recorded as of September 30, 2013 as the balance of the Company’s receivables was considered collectible based on analysis of individual accounts.

Recognition of revenue

The Company’s revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of completion of services to customers when a formal arrangement exists, the price is fixed or determinable, the delivery of services is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

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

The Company had no assets or liabilities to be recorded at fair value on a recurring basis at September 30, 2013.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2013.

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

Uncertainty of Ability to Continue as a Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated a sustainable source of income to meet its obligations its total liability exceeds its assets by $761,461 and has accumulated deficit of $2,258,199 at September 30, 2013.

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

Development Stage Company

The Company re-entered the development stage at the beginning of the fiscal year as a result of planning new operations and not yet developing significant revenue. Operating results and cash flows reported in the accompanying financial statements from April 1, 2012 (inception) through September 30, 2013 are considered to be those related to development stage activities. They represent the ‘cumulative from inception’ amounts from development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

NOTE 3	RELATED PARTIES TRANSACTIONS

Company President

George Morris is President, Chief Financial Officer, Vice President, the Chairman of the Board of directors of the Company and the controlling shareholder of the Company and its related parties through his beneficial ownership of the following percentages of the outstanding voting shares of the related parties:

Internet Infinity Inc. (the Company)	92.17%

Morris Business Development Company (the Company).	92.18%

Morris & Associates, Inc.	100.00%

L&M Media	100.00%

Apple Realty, Inc.	100.00%

Apple Realty

The Company utilizes office space, telephone and utilities provided by Apple Realty, Inc. at estimated fair market values, as follows:

	Monthly	Annually
Rent	$100	$1,200
Telephone	100	1,200
Utilities	100	1,200
Office Expense	100	1,200
	$400	$4,800

The Company has a month-to-month consulting agreement with Apple Realty, Inc. for a total monthly fee of $400 for the above expenses. The president of Apple Realty, Inc. waived these charges for 2013 and 2012.

Notes Payable to Related Parties

The Company has notes payable to related parties on September 30, 2013 and March 31, 2013 as follows:

	September 30, 2013	March 31, 2013

Morris & Associates, Inc.
The amounts are interest free, unsecured and due on demand	$7,209	$7,209

L&M Media, Inc.
Accounts payable for purchases, converted into a note. The note is due on demand, unsecured and interest accrues at 6% per annum	29,466	29,466

L&M Media Accumulated Interest	24,225	23,342

Notes Payable to Related Parties	$60,900	$60,017

Due to Officer

The Company has notes payable to the President of the Company on September 30 and March 31, 2013 as follows:

	September 30, 2013	March 31, 2012

George Morris. The note payable to Anna Moras (mother of George Morris) of $400,000 was transferred to the President, George Morris, on June 30, 2012. The interest rate was reduced from 6% to 0% and $150,000 of accrued interest payable was transferred to George Morris	$400,000	$400,000

George Morris Note Payable
Payable on demand with interest at 6% per year	185,221	176,686

Accumulated Interest	106,478	101,178

Due to Officer
The amount is interest free, unsecured and due on demand.	0	8,535

Total Due to Officer	$691,699	$686,399

NOTE 4	INCOME TAXES

No provision was made for federal income tax for the three months ended June 30, 2013, since the Company had significant net operating loss. The net operating loss carry-forward may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

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

For the six months ended September 30, 2013, and 2012, the Company granted no options. As at September 30, 2013 there were no options outstanding.

NOTE 6	CAPITAL

As of September 30, 2013 the Company had authorized 30,000,000 preferred shares of par value $0.001, of which none was issued and outstanding. The Company had authorized 100,000,000 shares of common stock of par value $0.001, of which 33,718,780 shares were issued and outstanding.

**SEE CPA KINROSS NOTERS FILE

INTERNET INFINITY, INC.

Item 2. Managements’ Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended September 30, 2013 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes managements’ expectations for the future.

Results of Operations – Second Quarter of (“Q2”) Fiscal 2013 Compared to Second Quarter (“Q2”) of Fiscal 2012

Sales

Internet Infinity revenues for Q2 2013 were $0 X, as compared with revenues of $3,500 in Q2 2012. This revenue is generally attributable to the delivery of Internet consulting services. However, our client suffered a forest fire loss that reduced his current need for consulting to zero.

Cost of Sales

Our cost of sales was $0 for Q2 2013, as compared to $0 for Q2 2012 since consulting advice had no cost to us at this time.

Operating Expenses

Operating expenses for Q2 2013 increased to $7,708 from $4,839 for Q2 2012. This increase in operating expenses is primarily due to increased quarterly accounting activity.

Net Loss

The Company had a net loss of $10,008 in Q2 2013, as compared with a net loss of $22,453 from operations in Q2 2012. Overall, we had net loss after taxes of $10,008 for Q2 2013 compared to a $22,453 loss for Q2 of 2012.

Balance Sheet Items

Our cash position decreased to $390 as of September 30, 2013 from $4,731 .

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

INTERNET INFINITY, INC.

Dated: November 18, 2013	By:	/s/ George Morris
George Morris, Chief Executive/Financial Officer

5